Form 10-Q
period 1994-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1994-05-12
CIK 776734

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


 X 	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 1994 or

   	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number:  0-14314

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

          Delaware                         47-0695511
(State or other jurisdiction           (IRS Employer
of incorporation or organization)   Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska            68102
(Address of principal executive offices)                      (Zip Code)


                               (402) 444-1630
(Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                  NO

AMERICA FIRST TAX EXEMPT MORTAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

											 March 31, 1994
											    (Unaudited)		 Dec. 31, 1993
											 --------------		--------------
Assets
	Cash and temporary cash investments, at cost which
		approximates market value (Note 4)					$	691,199		$      578,111
	Investment in tax-exempt mortgage loans, net of
		allowance for loan losses (Note 5)					     66,026,000		    66,026,000
	Interest receivable									508,866		       516,481
	Other assets										 21,223		        16,578
											 --------------		--------------
											$    67,247,288		$   67,137,170
											 ==============		==============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 6)						$	105,737		$      118,621
		Distribution payable (Note 3)							453,597		       453,597
											 --------------		--------------
												559,334		       572,218
											 --------------		--------------
	Partners' Capital
		General Partner									  2,324		 	 1,094
		Beneficial Unit Certificate Holders
			($6.68 per BUC in 1994 and $6.67 in 1993)			     66,685,630		    66,563,858
											 --------------		--------------
											     66,687,954		    66,564,952
											 --------------		--------------
											$    67,247,288		$   67,137,170
											 ==============		==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

											        For the		       For the
											  Quarter Ended		 Quarter Ended
											 March 31, 1994		March 31, 1993
											 --------------		--------------
Income
	Mortgage investment income							$     1,559,725		$    1,215,195
	Rental income										   -		     3,063,681
	Interest income on temporary cash investments						  5,352			13,601
	Contingent interest income (Note 5)							 57,628			36,114
											 --------------		--------------
											      1,622,705		     4,328,591
											 --------------		--------------
Expenses
	General and administrative expenses (Note 6)						124,942		       362,914
	Real estate operating expenses								   -		     1,467,425
	Depreciation										   -		       723,379
	Interest expense									   -		       236,250
											 --------------		--------------
												124,942		     2,789,968
											 --------------		--------------
Net income 										$     1,497,763		$    1,538,623
											 ==============		==============
Net income allocated to:
	General Partner								  	$	 28,808		$	31,287
	BUC Holders									      1,468,955		     1,507,336
											 --------------		--------------
											$     1,497,763		$    1,538,623
											 ==============		==============
Net income per BUC									$	  .1472		$	 .1510
											 ==============		==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1994
(UNAUDITED)

											Beneficial Unit
									General		    Certificate
									Partner	  		Holders			 Total
								 --------------		 --------------		--------------
Balance at December 31, 1993					$	  1,094		$    66,563,858		$   66,564,952
Net income								 28,808		      1,468,955		     1,497,763
Cash distributions paid or accrued (Note 3)			        (27,578)	     (1,347,183)	    (1,374,761)
								 --------------		 --------------		--------------
Balance at March 31, 1994					$	  2,324		$    66,685,630		$   66,687,954
								 ==============		 ==============		==============



AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

											        For the		       For the
				 							  Quarter Ended		 Quarter Ended
											 March 31, 1994		March 31, 1993
											 --------------		--------------
Cash flows from operating activities
	Net income 									$     1,497,763		$    1,538,623
		Adjustments to reconcile net income to net cash
			provided by operating activities
				Depreciation							   -		       723,379
				Decrease (increase) in interest receivable			  7,615		      (154,718)
				Decrease (increase) in other assets				 (4,645)	 	 1,865
				Decrease in accounts payable				        (12,884)	      (376,585)
											 --------------		--------------
		Net cash provided by operating activities				      1,487,849		     1,732,564
											 --------------		--------------
Cash flow used in financing activity
	Distributions paid								     (1,374,761)	    (2,548,896)
											 --------------		--------------
Net increase (decrease) in cash and temporary cash investments					113,088		      (816,332)
Cash and temporary cash investments at beginning of period					578,111		     3,748,270
											 --------------		--------------
Cash and temporary cash investments at end of period					$	691,199		$    2,931,938
											 ==============		==============
Supplemental disclosure of cash flow information
	Cash paid during the period for interest						$	   -		$      236,250
											 ==============		==============

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1994
(UNAUDITED)


1.	Organization

	America First Tax Exempt Mortgage Fund Limited Partnership (the Partnership)
was formed on November 11, 1985, under the Delaware Revised Uniform Limited
Partnership Act for the purpose of acquiring a portfolio of federally tax-
exempt participating first mortgage loans collateralized by income-producing real estate, including multifamily residential apartments.  The Partnership will terminate on December 31, 2015, unless terminated earlier under the provisions of the Partnership Agreement.  The General Partner of the
Partnership is America First Capital Associates Limited Partnership Two
(AFCA 2).

2.	Summary of Significant Accounting Policies

	A)	Financial Statement Presentation
		The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at
March 31, 1994, and results of operations for all periods presented have been made.

	B)	Investment in Tax-Exempt Mortgage Loans
		The Partnership records its investment in tax-exempt mortgage loans at cost.
Accrual of mortgage interest income is excluded from income, when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

	C)	Allowance for Loan Losses
		The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans.  The allowance is based upon management's estimates; however, the ultimate realized values may vary from the current estimates.  These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

	D)	Income Taxes
		No provision has been made for income taxes since the Beneficial Unit
Certificate (BUC) Holders are required to report their share of the
Partnership's taxable income for federal and state income tax purposes.

	E)	Temporary Cash Investments
		Temporary cash investments are invested in federally tax-exempt securities purchased with a maturity of three months or less.

	F)	Net Income per BUC
		Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all periods presented.

3.	Partnership Income, Expenses and Cash Distributions

	The Partnership Agreement contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC Holders.

	Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

4.	Partnership Reserve Account

	The Partnership maintains a reserve account which totaled $661,855 at March
31, 1994.  The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1994
(UNAUDITED)



5.	Investment in Tax-Exempt Mortgage Loans

	Descriptions of the tax-exempt mortgage loans owned by the Partnership at March 31, 1994, are as follows:



												Base
								Number		Maturity	Interest	Carrying
	Property Name			Location		of Units	Date		Rate1		Amount
	-------------------		--------------		--------	------------	-----		-------------
	Performing loans:
		Shoals Crossing		Atlanta, GA		176		12/01/09	8.5%		$    4,500,000
		Arama Apartments	Miami, FL	 	293		07/01/10	8.5%		    12,100,000
														--------------
														$   16,600,000
														--------------
	Nonperforming loans:2
		Woodbridge Apts. of
		Bloomington III		Bloomington, IN		280		12/01/15	8.5%		$   12,600,000
		Ashley Pointe at
		Eagle Crest		Evansville, IN 		150		12/01/15 	8.5%		     6,700,000
		Woodbridge Apts. of
		Louisville II		Louisville, KY		190		12/01/15	8.5%		     8,976,000
		Northwoods Lake
		Apartments		Duluth, GA		492		12/01/06	8.5%		    25,250,000
		Ashley Square		Des Moines, IA		144		12/01/09 	8.5%		     6,500,000
														--------------
														$   60,026,000
	Less allowance for loan losses									 	   (10,600,000)
														--------------
														$   49,426,000
														--------------
	Balance at March 31, 1994										$   66,026,000
														==============

  1	In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $57,628 during 1994.

  2	Nonperforming loans are loans for which interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1994 was $68,578.


6.	Transactions with Related Parties

	Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership.  The amounts of such expenses reimbursed to AFCA 2 during 1994 was $141,031.

	AFCA 2 received from property owners administrative fees of $13,613 during 1994. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

	An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $40,814 in 1994.

ITEM 2.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At March 31, 1994, the Partnership continued to hold seven of these tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at March 31, 1994.

													Number		Percentage
											Number		of Units	of Units
	Property Name					Location			of Units	Occupied	Occupied
	-----------------------------------		---------------			--------	--------	----------
	Woodbridge Apts. of Bloomington III		Bloomington, IN			280		272		97%
	Ashley Pointe at Eagle Crest			Evansville, IN			150		134		89%
	Woodbridge Apts. of Louisville II		Louisville, KY			190		186		98%
	Northwoods Lake Apartments			Duluth, GA			492		483		98%
	Ashley Square					Des Moines, IA			144		142		99%
	Shoals Crossing					Atlanta, GA			176		167		95%
	Arama Apartments				Miami, FL			293		290		99%
											--------	--------	----------
											1,725		1,674		97%
											========	========	==========

The principal amounts of the tax-exempt mortgage loans do not amortize over their terms. The tax-exempt mortgage loans provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage loans. The interest payments received on the tax-exempt mortgage loans and interest on temporary cash investments represent the principal sources of the Partnership's income and distributable cash. The Partnership may draw on the reserve to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

During the first quarter of 1994, undistributed income totaling $123,002 was placed in reserves. The total amount held in reserves at March 31, 1994, was $661,855. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership, and the extent to which withdrawals are made from reserves. Continuance of cash distributions at the current rate may require withdrawals from Partnership reserves.



Distributions

Cash distributions paid or accrued per BUC were as follows:

										For the 		For the
										Quarter Ended		Quarter Ended
										March 31, 1994		March 31, 1993
										--------------		--------------
Regular monthly distributions
	Income									$	.1350		$	.1795
	Return of capital								-			.0725
										--------------		--------------
										$	.1350		$	.2520
										==============		==============
Distributions
	Paid out of current and prior undistributed cash flow			$	.1350		$	.2520
	Paid out of reserves								-			-
										--------------		--------------
										$	.1350		$	.2520
										==============		==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility and, if necessary, the Partnership provides a valuation reserve for potential losses. Internal property valuations and reviews performed during the first quarter of 1994, indicated that the mortgage loans recorded on the balance sheet at March 31, 1994, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans has generally remained constant since December 31, 1993.


Results of Operations

The table below compares the results of operations for each period shown.

								          For the		For the		       Increase
								    Quarter Ended	  Quarter Ended		     (Decrease)
								   March 31, 1994	 March 31, 1993		      From 1993
								   --------------	 --------------		 --------------
Mortgage investment income					$	1,559,725	$     1,215,195		$	344,530
Rental income									-	      3,063,681		     (3,063,681)
Interest income on temporary cash investments				    5,352		 13,601		         (8,249)
Contingent interest income						   57,628		 36,114		         21,514
								   --------------	 --------------		 --------------
								        1,622,705	      4,328,591		     (2,705,886)
								   --------------	 --------------		 --------------
General and administrative expenses				 	  124,942		362,914		       (237,972)
Real estate operating expenses 							- 	      1,467,425		     (1,467,425)
Depreciation									- 		723,379		       (723,379)
Interest expense								-      		236,250		       (236,250)
								   --------------	 --------------		 --------------
									 (124,942)	      2,789,968		     (2,665,026)
								   --------------	 --------------		 --------------
Net income 							$      (1,497,763)	$     1,538,623		$       (40,860)
								   ==============	 ==============		 ==============

The increase in mortgage investment income for the quarter ended
March 31, 1994, compared to the quarter ended March 31, 1993, is attributable to increased cash flow from Northwoods Lake Apartments of $285,000, Woodbridge Apts. of Bloomington III of $27,500, Woodbridge Apts. of Louisville II of $21,000, Ashley Square of $9,000 and Ashley Point at Eagle Crest of $2,000. The increase in cash flow related to Northwoods Lake Apartments was attributable to the owner of the property withholding monthly cash flow from December 1992 through February 1993, at which time the property was transferred to a new owner.

The increase in contingent interest income is attributable to increased cash flow from the Arama Apartments. The decrease in interest income on temporary cash investments is attributable to withdrawals from Partnership reserves during 1993.

Rental income, real estate operating expenses, depreciation and interest expense decreased due to the transfer of real estate and related debt on June 1, 1993, to the REIT.

General and administrative expenses decreased due to reductions resulting from the transfer of the properties to the REIT during 1993, and additional expenses incurred in 1993 in conjunction with the distribution of the REIT shares to BUC Holders.

PART II.	OTHER INFORMATION


	Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

4(a)	Agreement of Limited Partnership dated November 11, 1985
(incorporated herein by reference to Form 10-K dated
December 31, 1986 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt
Mortgage Fund Limited Partnership (Commission File
No. 0-14314)).

4(b)	Form of Certificate of Beneficial Unit Certificate
(incorporated herein by reference to Form S-11 Registration
Statement filed August 30, 1985 with the Securities and
Exchange Commission by America First Tax Exempt Mortgage
Fund Limited Partnership (Commission File No. 2-99997)).

	(b)	Form 8-K

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 5, 1994
                              AMERICA FIRST TAX EXEMPT MORTGAGE
		FUND LIMITED PARTNERSHIP

		By America First Capital
		     Associates Limited
		     Partnership Two, General
		     Partner

		By America First Management
		     Corporation, General Partner


		By /s/ Michael Thesing
		     Michael Thesing
		     Vice President, Secretary,
		     Treasurer and Chief Financial
		     Officer