Form 10-Q
period 1994-06-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1994-08-11
CIK 776734

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 1994 or

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

                     YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                              June 30, 1994
                                                                                                (Unaudited)       Dec. 31, 1993
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $       628,672     $       578,111
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                             66,026,000          66,026,000
 Interest receivable                                                                                490,558             516,481
 Other assets                                                                                        20,718              16,578
                                                                                             --------------      --------------
                                                                                            $    67,165,948     $    67,137,170
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $       119,427     $       118,621
  Distribution payable (Note 3)                                                                     453,597             453,597
                                                                                             --------------      --------------
                                                                                                    573,024             572,218
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                     1,373               1,094
  Beneficial Unit Certificate Holders
   ($6.67 per BUC in 1994 and $6.67 in 1993)                                                     66,591,551          66,563,858
                                                                                             --------------      --------------
                                                                                                 66,592,924          66,564,952
                                                                                             --------------      --------------
                                                                                            $    67,165,948     $    67,137,170
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the         For the Six         For the Six
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                      June 30, 1994       June 30, 1993       June 30, 1994       June 30, 1993
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage investment income                         $     1,366,097     $     1,380,444     $     2,925,822     $     2,595,639
 Rental income                                              -		      2,084,571             -                 5,148,252
 Interest income on temporary cash investments                5,521              11,125              10,873              24,726
 Contingent interest income (Note 5)                         42,932              54,686             100,560              90,800
                                                     --------------      --------------      --------------      --------------
                                                          1,414,550           3,530,826           3,037,255           7,859,417
                                                     --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)               138,382             483,292             263,324             846,206
 Real estate operating expenses                             -          	        989,646             -     	      2,457,071
 Depreciation                                               -          	        482,252             -      	      1,205,631
 Interest expense                                           -         	        164,680             -     	        400,930
                                                     --------------      --------------      --------------      --------------
                                                            138,382           2,119,870             263,324           4,909,838
                                                     --------------      --------------      --------------      --------------
Net income                                          $     1,276,168     $     1,410,956     $     2,773,931     $     2,949,579
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        23,065     $        32,058     $        51,873     $        63,345
 BUC Holders                                              1,253,103           1,378,898           2,722,058           2,886,234
                                                     --------------      --------------      --------------      --------------
                                                    $     1,276,168     $     1,410,956     $     2,773,931     $     2,949,579
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $         .1256     $         .1382     $         .2728     $         .2892
                                                     ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1994
(UNAUDITED)

                                                                                            Beneficial Unit
                                                                                General         Certificate
                                                                                Partner             Holders               Total
                                                                         --------------      --------------      --------------
Balance at December 31, 1993                                            $        1,094     $    66,563,858     $    66,564,952
Net income                                                                      51,873           2,722,058           2,773,931
Cash distributions paid or accrued (Note 3)                                    (51,594)         (2,694,365)         (2,745,959)
                                                                         --------------      --------------      --------------
Balance at June 30, 1994                                                $        1,373     $    66,591,551     $    66,592,924
                                                                         ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                For the Six         For the Six
                                                                                               Months Ended        Months Ended
                                                                                              June 30, 1994       June 30, 1993
                                                                                             --------------      --------------
Cash flows from operating activities
 Net income                                                                                 $    2,773,931     $     2,949,579
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                                                                   -                1,205,631
     Decrease (increase) in interest receivable                                                     25,923             (35,625)
     Decrease (increase) in other assets                                                            (4,140)             10,312
     Increase (decrease) in accounts payable                                                           806            (264,781)
                                                                                             --------------      --------------
  Net cash provided by operating activities                                                      2,796,520           3,865,116
                                                                                             --------------      --------------
Cash flows from financing activities
 Cash transferred to the REIT                                                                       -               (1,859,447)
 Distributions paid                                                                             (2,745,959)         (5,122,476)
                                                                                             --------------      --------------
  Net cash used in financing activities                                                         (2,745,959)         (6,981,923)
                                                                                             --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                      50,561          (3,116,807)
Cash and temporary cash investments at beginning of period                                         578,111           3,748,270
                                                                                             --------------      --------------
Cash and temporary cash investments at end of period                                        $      628,672      $      631,463
                                                                                             ==============      ==============
Supplemental disclosure of cash flow information
 Cash paid during the period for interest                                                   $             -     $      400,930

Supplemental disclosure of non-cash investing and financing activities
 The following non-cash assets and liabilities of the Partnership were transferred to the REIT in exchange for common
  stock of the REIT:
     Real estate                                                                            $             -     $   71,134,154
     Other assets                                                                                         -            161,826
     Accounts payable                                                                                     -         (1,109,973)
     Bonds payable                                                                                        -        (10,800,000)
                                                                                             --------------      --------------
                                                                                            $             -     $   59,386,007
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1994
(UNAUDITED)

1. ORGANIZATION

 America First Tax Exempt Mortgage Fund Limited Partnership (the Partnership) was formed on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally tax-exempt participating first mortgage loans collateralized by income-producing real estate consisting of multifamily residential apartments. The Partnership will terminate on December 31, 2015, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Two (AFCA 2).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Financial Statement Presentation
   The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1994, and results of operations for all periods presented have been made.

 B)Investment in Tax-Exempt Mortgage Loans
   The Partnership records its investment in tax-exempt mortgage loans at cost. Accrual of mortgage interest income is excluded from income, when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C)Allowance for Loan Losses
   The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. The allowance is based upon management's estimates; however, the ultimate realized values may vary from the current estimates. These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

 D)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 E)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with a maturity of three months or less.

 F)Net Income per BUC
   Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all periods presented.

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $566,825 at June 30, 1994. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at June 30, 1994, are as follows:


                                                                                            Base
                                                         Number		   Maturity     Interest		       Carrying
  Property Name                    Location              of Units          Date             Rate1                        Amount
  ------------------------         -----------------     ---------         ---------   ---------                 ----------------
  Performing loans:
       Shoals Crossing             Atlanta, GA              176		   12/01/09       8.5%2        		$      4,500,000
       Arama Apartments            Miami, FL                293		   07/01/10       8.5%4			      12,100,000
                                                                                                                 ----------------
                                                                                                                $     16,600,000
                                                                                                                 ----------------
  Nonperforming loans:2
       Woodbridge Apts. of
       Bloomington III             Bloomington, IN          280		  12/01/15        8.5%                  $     12,600,000
       Ashley Pointe at
       Eagle Crest                 Evansville, IN           150		  12/01/15        8.5%			       6,700,000
       Woodbridge Apts. of
       Louisville II               Louisville, KY           190		  12/01/15        8.5%			       8,976,000
       Northwoods Lake
       Apartments                  Duluth, GA               492		  12/01/06        8.5%			      25,250,000
       Ashley Square               Des Moines, IA           144		  12/01/09        8.5%			       6,500,000
                                                                                                                 ----------------
                                                                                                                $     60,026,000
  Less allowance for loan losses                                                                                     (10,600,000)
                                                                                                                 ----------------
                                                                                                                $     49,426,000
                                                                                                                 ----------------
  Balance at June 30, 1994                                                                                      $     66,026,000
                                                                                                                 ================

  1 In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $100,560 during 1994 ($42,932 for the quarter ended June 30, 1994).

  2 Nonperforming loans are loans for which interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1994 was $330,783 ($262,205 for the quarter ended June 30, 1994).

6. TRANSACTIONS WITH RELATED PARTIES

 Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1994 was $264,827 ($123,796 for the quarter ended June 30, 1994).

 AFCA 2 received from property owners administrative fees of $27,226 during 1994 ($13,613 for the quarter ended June 30, 1994). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

 An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $89,270 in 1994 ($48,456 for the quarter ended June 30, 1994).

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

 The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At June 30, 1994, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at June 30, 1994.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
- - -------------------------------------        ------------------               ---------          ----------         -----------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                        280                 266                 95%
 Ashley Pointe at Eagle Crest                Evansville, IN                         150                 137                 91%
 Woodbridge Apts. of Louisville II           Louisville, KY                         190                 185                 97%
 Northwoods Lake Apartments                  Duluth, GA                             492                 476                 97%
 Ashley Square                               Des Moines, IA                         144                 141                 98%
 Shoals Crossing                             Atlanta, GA                            176                 167                 95%
 Arama Apartments                            Miami, FL                              293                 291                 99%
                                                                              ---------          ----------         -----------
                                                                                  1,725               1,663                 96%
                                                                              =========          ==========         ===========

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

 During the first six months of 1994, undistributed income totaling $27,972 was placed in reserves. The total amount held in reserves at June 30, 1994, was $566,825. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves. Continuance of cash distributions at the current rate may require withdrawals from Partnership reserves.


DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                                For the Six         For the Six
                                                                                               Months Ended        Months Ended
                                                                                              June 30, 1994       June 30, 1993
                                                                                              -------------       -------------
Regular monthly distributions
 Income                                                                                     $         .2700     $         .3376
 Return of capital                                                                                     -                  .1274
                                                                                              -------------       -------------
                                                                                            $         .2700     $         .4650
                                                                                              =============       =============
Distributions
 Paid out of current and prior undistributed cash flow                                      $         .2700     $         .4584
 Paid out of reserves                                                                                 -                   .0066
                                                                                              -------------       -------------
                                                                                            $         .2700     $         .4650
                                                                                              =============       =============

Asset Quality

 On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility and, if necessary, the Partnership provides a valuation reserve for potential losses. Internal property valuations and reviews performed during the first six months of 1994 indicated that the mortgage loans recorded on the balance sheet at June 30, 1994, required no adjustments to their current carrying amounts.

 The overall status of the Partnership's mortgage loans has generally remained constant since March 31, 1994.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                           For the Six         For the Six             Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1994       June 30, 1993            From 1993
                                                                         --------------      --------------      --------------
Mortgage investment income                                              $    2,925,822      $    2,595,639      $      330,183
Rental income                                                                         -          5,148,252          (5,148,252)
Interest income on temporary cash investments                                   10,873              24,726             (13,853)
Contingent interest income                                                     100,560              90,800               9,760
                                                                         --------------      --------------      --------------
                                                                             3,037,255           7,859,417          (4,822,162)
                                                                         --------------      --------------      --------------
General and administrative expenses                                            263,324             846,206            (582,882)
Real estate operating expenses                                                        -          2,457,071          (2,457,071)
Depreciation                                                                          -          1,205,631          (1,205,631)
Interest expense                                                                      -            400,930            (400,930)
                                                                         --------------      --------------      --------------
                                                                               263,324           4,909,838          (4,646,514)
                                                                         --------------      --------------      --------------
Net income                                                              $    2,773,931      $    2,949,579      $     (175,648)
                                                                         ==============      ==============      ==============

 The increase in mortgage investment income for the six months ended June 30, 1994, compared to the six months ended June 30, 1993, is attributable to increased cash flow from Northwoods Lake Apartments of $224,000, Woodbridge Apts. of Bloomington III of $64,500, Woodbridge Apts. of Louisville II of $54,500 and Ashley Square of $8,000 offset by a decrease in cash flow from Ashley Point at Eagle Crest of $21,000. The cash flow from Northwoods Lake Apartments increased in 1994 because the former owner of the property withheld monthly cash flow from December 1992 through February 1993, at which time the property was transferred to a new owner.

 The increase in contingent interest income is attributable to increased cash flow from the Arama Apartments. The decrease in interest income on temporary cash investments is attributable to the transfer of approximately $1,860,000 of cash to the REIT on June 1, 1993, and other withdrawals from Partnership reserves during 1993.

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

Dated:  August 11, 1994      AMERICA FIRST TAX EXEMPT MORTGAGE
                             FUND LIMITED PARTNERSHIP

                             By America First Capital
                                  Associates Limited
                                  Partnership Two, General
                                  Partner

                             By America First Companies L.L.C.,
                                  General Partner


                             By /s/ Michael Thesing
                                  Michael Thesing
                                  Vice President, Secretary,
                                  Treasurer and Chief Financial
                                  Officer