Form 10-Q
period 1994-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1994-11-10
CIK 776734

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 1994 or

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
BALANCE SHEETS

                                                                                             Sept. 30, 1994
                                                                                                (Unaudited)       Dec. 31, 1993
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $       646,470     $       578,111
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                             66,026,000          66,026,000
 Interest receivable                                                                                479,606             516,481
 Other assets                                                                                        24,601              16,578
                                                                                             --------------      --------------
                                                                                            $    67,176,677     $    67,137,170
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $       135,682     $       118,621
  Distribution payable (Note 3)                                                                     453,597             453,597
                                                                                             --------------      --------------
                                                                                                    589,279             572,218
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                     1,318               1,094
  Beneficial Unit Certificate Holders
   ($6.67 per BUC in 1994 and $6.67 in 1993)                                                     66,586,080          66,563,858
                                                                                             --------------      --------------
                                                                                                 66,587,398          66,564,952
                                                                                             --------------      --------------
                                                                                            $    67,176,677     $    67,137,170
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the        For the Nine        For the Nine
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept. 30, 1994      Sept. 30, 1993      Sept. 30, 1994      Sept. 30, 1993
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage investment income                         $     1,437,525     $     1,382,542     $     4,363,347     $     3,978,181
 Rental income                                                 -	      	   -                   -   	      5,148,252
 Interest income on temporary cash investments                5,388               4,458              16,261	         29,184
 Contingent interest income (Note 5)                         36,619              47,547             137,179             138,347
                                                     --------------      --------------      --------------      --------------
                                                          1,479,532           1,434,547           4,516,787           9,293,964
                                                     --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)               115,390             121,702             378,714             967,908
 Real estate operating expenses                                -          	   -         	       -     	      2,457,071
 Depreciation                                                  -                   -         	       -      	      1,205,631
 Interest expense                                              -                   -          	       -     	        400,930
                                                     --------------      --------------      --------------      --------------
                                                            115,390             121,702             378,714           5,031,540
                                                     --------------      --------------      --------------      --------------
Net income                                          $     1,364,142     $     1,312,845     $     4,138,073     $     4,262,424
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        22,431     $        24,540     $        74,304     $        87,885
 BUC Holders                                              1,341,711           1,288,305           4,063,769           4,174,539
                                                     --------------      --------------      --------------      --------------
                                                    $     1,364,142     $     1,312,845     $     4,138,073     $     4,262,424
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $         .1344     $         .1291     $         .4072     $         .4183
                                                     ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
(UNAUDITED)

                                                                                            Beneficial Unit
                                                                                General         Certificate
                                                                                Partner             Holders               Total
                                                                         --------------      --------------      --------------
Balance at December 31, 1993                                            $        1,094     $    66,563,858     $    66,564,952
Net income                                                                      74,304           4,063,769           4,138,073
Cash distributions paid or accrued (Note 3)                                    (74,080)         (4,041,547)         (4,115,627)
                                                                         --------------      --------------      --------------
Balance at September 30, 1994                                           $        1,318     $    66,586,080     $    66,587,398
                                                                         ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1994      Sept. 30, 1993
                                                                                             --------------      --------------
Cash flows from operating activities
 Net income                                                                                 $    4,138,073     $     4,262,424
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation                                                                                     -              1,205,631
     Decrease (increase) in interest receivable                                                     36,875            (129,556)
     Decrease (increase) in other assets                                                            (8,023)              8,086
     Increase (decrease) in accounts payable                                                        17,061            (289,624)
                                                                                             --------------      --------------
  Net cash provided by operating activities                                                      4,183,986           5,056,961
                                                                                             --------------      --------------
Cash flows from financing activities
 Cash transferred to the REIT                                                                         -             (1,859,447)
 Distributions paid                                                                             (4,115,627)         (6,493,200)
                                                                                             --------------      --------------
  Net cash used in financing activities                                                         (4,115,627)         (8,352,647)
                                                                                             --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                      68,359          (3,295,686)
Cash and temporary cash investments at beginning of period                                         578,111           3,748,270
                                                                                             --------------      --------------
Cash and temporary cash investments at end of period                                        $      646,470      $      452,584
                                                                                             ==============      ==============
Supplemental disclosure of cash flow information
 Cash paid during the period for interest                                                   $         - 	$      400,930
                                                                                             ==============      ==============
Supplemental disclosure of non-cash investing and financing activities
 The following non-cash assets and liabilities of the Partnership were transferred to the REIT in exchange for common
  stock of the REIT:
     Real estate                                                                            $         -     	$   71,134,154
     Other assets                                                                                     -        	       161,826
     Accounts payable                                                                                 -             (1,109,973)
     Bonds payable                                                                                    -            (10,800,000)
                                                                                             --------------      --------------
                                                                                            $         -  	$   59,386,007
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1994
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Financial Statement Presentation
   The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1994, and results of operations for all periods presented have been made.

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $561,299 at September 30, 1994. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at September 30, 1994, are as follows:


                                                                                           Base
                                                         Number		   Maturity    Interest		      		 Carrying
  Property Name                    Location              of Units          Date           Rate1                            Amount
  ------------------------         -----------------     ---------         ---------  ---------                  ----------------
  Performing loans:
       Shoals Crossing             Atlanta, GA              176		   12/01/09       8.5%        		$      4,500,000
       Arama Apartments            Miami, FL                293		   07/01/10       8.5%			      12,100,000
                                                                                                                 ----------------
                                                                                                                $     16,600,000
                                                                                                                 ----------------
  Nonperforming loans:2
       Woodbridge Apts. of
       Bloomington III             Bloomington, IN          280		  12/01/15        8.5%                  $     12,600,000
       Ashley Pointe at
       Eagle Crest                 Evansville, IN           150		  12/01/15        8.5%			       6,700,000
       Woodbridge Apts. of
       Louisville II               Louisville, KY           190		  12/01/15        8.5%			       8,976,000
       Northwoods Lake
       Apartments                  Duluth, GA               492		  12/01/06        8.5%			      25,250,000
       Ashley Square               Des Moines, IA           144		  12/01/09        8.5%			       6,500,000
                                                                                                                 ----------------
                                                                                                                $     60,026,000
  Less allowance for loan losses                                                                                     (10,600,000)
                                                                                                                 ----------------
                                                                                                                $     49,426,000
                                                                                                                 ----------------
  Balance at September 30, 1994                                                                                 $     66,026,000
                                                                                                                 ================

  1 In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $137,179 during 1994 ($36,619 for the quarter ended September 30, 1994).

  2 Nonperforming loans are loans for which interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1994 was $521,561 ($190,778 for the quarter ended September 30, 1994).

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1994 was $371,397 ($106,570 for the quarter ended September 30, 1994).

AFCA 2 received from property owners administrative fees of $40,838 during 1994 ($13,612 for the quarter ended September 30, 1994). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $122,930 in 1994 ($33,660 for the quarter ended September 30, 1994).

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At September 30, 1994, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at September 30, 1994.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
- - -------------------------------------        ------------------               ---------          ----------         -----------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                        280                 279                 99%
 Ashley Pointe at Eagle Crest                Evansville, IN                         150                 143                 95%
 Woodbridge Apts. of Louisville II           Louisville, KY                         190                 185                 97%
 Northwoods Lake Apartments                  Duluth, GA                             492                 488                 99%
 Ashley Square                               Des Moines, IA                         144                 139                 97%
 Shoals Crossing                             Atlanta, GA                            176                 167                 95%
 Arama Apartments                            Miami, FL                              293                 287                 98%
                                                                              ---------          ----------         -----------
                                                                                  1,725               1,688                 98%
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

During the nine months ended September 30, 1994, undistributed income totaling $22,446 was placed in reserves. The total amount held in reserves at September 30, 1994, was $561,299. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves. Continuance of cash distributions at the current rate may require withdrawals from Partnership reserves.


DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1994      Sept. 30, 1993
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $         .4050     $         .4667
 Return of capital                                                                                    -                   .1333
                                                                                             --------------      --------------
                                                                                            $         .4050     $         .6000
                                                                                             ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                                      $         .4050     $         .5875
 Paid out of reserves                                                                                 -                   .0125
                                                                                             --------------      --------------
                                                                                            $         .4050     $         .6000
                                                                                             ==============      ==============

Asset Quality

On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility and, if necessary, the Partnership provides a valuation reserve for potential losses. Internal property valuations and reviews performed during the first nine months of 1994 indicated that the mortgage loans recorded on the balance sheet at September 30, 1994, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans has generally remained constant since June 30, 1994.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                          For the Nine        For the Nine             Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1994      Sept. 30, 1993            From 1993
                                                                        ---------------     ---------------     ---------------
Mortgage investment income                                              $    4,363,347      $    3,978,181      $      385,166
Rental income                                                                     -        	 5,148,252          (5,148,252)
Interest income on temporary cash investments                                   16,261              29,184             (12,923)
Contingent interest income                                                     137,179             138,347             ( 1,168)
                                                                        ---------------     ---------------     ---------------
                                                                             4,516,787           9,293,964          (4,777,177)
                                                                        ---------------     ---------------     ---------------
General and administrative expenses                                            378,714             967,908            (589,194)
Real estate operating expenses                                                    -  	         2,457,071          (2,457,071)
Depreciation                                                                      -  	         1,205,631          (1,205,631)
Interest expense                                                                  -  	           400,930            (400,930)
                                                                        ---------------     ---------------     ---------------
                                                                               378,714           5,031,540          (4,652,826)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    4,138,073      $    4,262,424      $     (124,351)
                                                                        ===============     ===============     ===============

The increase in mortgage investment income for the nine months ended September 30, 1994, compared to the nine months ended September 30, 1993, is primarily attributable to increased cash flow from Northwoods Lake Apartments of $219,000, Woodbridge Apts. of Bloomington III of $97,000, Woodbridge Apts. of
Louisville II of $82,000 and Ashley Square of $23,000 offset by a decrease in cash flow from Ashley Point at Eagle Crest of $27,000. The cash flow from Northwoods Lake Apartments increased in 1994 because the former owner of the property withheld monthly cash flow from December 1992 through February 1993, at which time the property was transferred to a new owner.


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

Dated:  November 9, 1994      AMERICA FIRST TAX EXEMPT MORTGAGE
                             FUND LIMITED PARTNERSHIP

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