Form 10-K
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1995-03-30
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

Commission File Number:  0-14314

   AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its Agreement of Limited Partnership)

           Delaware                              47-0695511
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)          (Zip Code)

                          (402) 444-1630
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

Securities Registered Pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates representing assignments of limited partnership interests in the America First Tax Exempt Mortgage Fund Limited Partnership (the "BUCs")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the BUCs on March 21, 1995, based upon the final sales price per BUC as reported in The Wall Street Journal on March 22, 1995, was $63,616,941.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

                        TABLE OF CONTENTS

                                                                           Page


                                     PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   2

                                    PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .   3
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   5
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   6
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .  11
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  11

                            PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  11
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  12
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  12
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  13

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                             PART I

     Item 1. Business. America First Tax Exempt Mortgage Fund Limited Partnership (the "Registrant") was formed as a limited partnership on November 11, 1985 under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt participating first mortgage loans to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to provide its investors
(i) safety and preservation of capital, (ii) regular distributions of tax-exempt interest and (iii) potential for an enhanced tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the Registrant.

     The Registrant registered a total of 15,000,000 BUCs representing assignments of limited partnership interests with the Securities and Exchange Commission and sold a total of 9,979,128 BUCs at $20 per BUC for a total net capital contribution of $185,511,989 after the payment of certain organization and offering costs.

     The Registrant acquired 14 tax-exempt mortgage loans with an aggregate principal amount equal to $177,196,000. At December 31, 1994, the Registrant continued to hold seven of these mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

     The tax-exempt mortgage loans that the Registrant had acquired were issued by various state and local housing authorities to provide for the construction and/or permanent financing of 14 multifamily housing properties located in 10 states. The Registrant subsequently acquired seven of the properties (each, an "Acquired Property") through foreclosure or in lieu of foreclosure of the tax-exempt mortgage loans collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. (the "REIT") on June 1, 1993. Under the terms of the remaining mortgage loans, the principal amounts do not amortize over their terms. The mortgage loans provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends upon the economic performance of the real estate which collateralizes its remaining mortgage loans. For this reason, the Registrant's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

     A description of the seven tax-exempt mortgage loans held by the Registrant at December 31, 1994 (and the properties collateralizing such loans) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     On November 14, 1988, the Registrant incurred indebtedness of $10,800,000 through the reissuance of the tax-exempt bonds collateralized by a first mortgage on an Acquired Property. These bonds were also transferred to the REIT on June 1, 1993. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 of the Notes to Financial Statements.

     On September 29, 1992, the Registrant incorporated the REIT as a wholly owned subsidiary of the Registrant. The REIT issued 100,000 shares of common stock to the Registrant for a total consideration of $1,000. On March 9, 1993, the REIT filed a registration statement on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934 for its common stock. On June 1, 1993, the Registrant (i) transferred to the REIT the real estate acquired by it in foreclosure of the mortgage loans along with related debt, cash and certain of the Partnership's other assets and liabilities in exchange for up to 2,494,782 shares of the REIT's common stock and (ii) distributed all of the common stock of the REIT to the holders of BUCs. The effect of these transactions was to separate the Registrant and the REIT into two publicly held companies, one of which holds tax-exempt mortgage loans and the other of which owns real estate. The REIT's common stock was distributed in the ratio of one share of REIT common stock for every four BUCs held as of May 21, 1993, the record date.

     The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

     The Registrant has no employees. Certain services are provided to the Registrant by employees of an affiliate of the general partner of the Registrant, and the Registrant reimburses such affiliate for such services at cost. The Registrant is not charged, and does not reimburse, for the services performed by managers and officers of the general partner of the general partner of the Registrant.

     Item 2. Properties. The Registrant had invested in 14 tax-exempt mortgage loans collateralized by first mortgages on multifamily housing properties. Descriptions of the properties collateralizing the mortgage loans held by the Registrant at December 31, 1994 appear in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1994 to a vote of the Registrant's security holders.

                                     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "AFTXZ." The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1993 through December 31, 1994.


              1993                 High           Low
              1st Quarter          $11-3/4        $10-3/8
              2nd Quarter          $12            $ 6-1/8
              3rd Quarter          $ 7-3/4        $ 6-5/8
              4th Quarter          $ 7-1/2        $ 6-3/8

              1994
              1st Quarter          $ 6-7/8        $ 6-3/8
              2nd Quarter          $ 6-7/8        $ 6
              3rd Quarter          $ 6-5/8        $ 6
              4th Quarter          $ 6-7/8        $ 5-1/4

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1994 was 7,361.

     (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1994 and December 31, 1993 equaled $5,388,730 and $7,334,658, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1994 and December 31, 1993 were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1994       December 31, 1993
                       -----------------       -----------------
Income                     $  .5400                 $ .6017
Return of Capital               -                     .1333
                            -------                  ------
Total                      $  .5400                 $ .7350
                            =======                  ======

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same level in 1995 and thereafter.


     Item 6. Selected Financial Data. Set forth below are selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereof filed in response to item 8 hereof.


                                                           For the         For the         For the         For the         For the
                                                        Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                     Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992   Dec. 31, 1991   Dec. 31, 1990
                                                     -------------   -------------   -------------   -------------   -------------
Mortgage investment income                          $   5,973,373   $   5,461,438   $   5,648,743   $   8,382,777   $   6,278,672
Rental income                                                -	      	5,148,252      11,982,940      10,678,643       8,943,004
Interest income on temporary cash investments              24,046          31,700          74,183          99,041         137,573
Contingent interest income                                211,319         192,343         122,596         110,288          89,479
General and administrative expenses                      (478,438)     (1,033,708)     (1,188,545)     (1,222,256)     (1,433,775)
Real estate operating expenses                               -         (2,457,071)     (5,855,599)     (5,434,374)     (4,829,113)
Depreciation                                                 -         (1,205,631)     (2,893,516)     (2,714,061)     (2,462,825)
Interest expense                                             -           (400,931)       (963,002)       (991,014)       (945,000)
Recovery of losses on real estate acquired                   -               -               -               -          6,200,000
Provision for loan losses                                    -               -               -               -	       (6,200,000)
                                                     -------------   -------------   -------------   -------------   -------------
Net income                                          $   5,730,300   $   5,736,392   $   6,927,800   $   8,909,044   $   5,778,015
                                                     =============   =============   =============   =============   =============
Net income per Beneficial Unit Certificate (BUC)    $       .5634   $       .5633   $       .6814   $       .8785   $	    .5686
                                                     =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC    $       .5400   $       .7350   $      1.0080   $      1.0080   $      1.0080
                                                     =============   =============   =============   =============   =============
Investment in tax-exempt mortgage loans, net of
  allowance for loan losses                         $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000   $  80,126,000
                                                     =============   =============   =============   =============   =============
Real estate acquired in settlement of loans, net of
  accumulated depreciation and valuation allowance  $        -      $        -      $  72,339,785   $  75,205,100   $  63,819,161
                                                     =============   =============   =============   =============   =============
Total assets                                        $  67,379,656   $  67,137,170   $ 142,698,746   $ 145,955,417   $ 147,587,000
                                                     =============   =============   =============   =============   =============
Bonds payable                                       $        -      $        -      $  10,800,000   $  10,800,000   $  10,800,000
                                                     =============   =============   =============   =============   =============

     Item 7. Liquidity and Capital Resources. The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At December 31, 1994, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at December 31, 1994.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                        280                 264                 94%
 Ashley Pointe at Eagle Crest                Evansville, IN                         150                 138                 92%
 Woodbridge Apts. of Louisville II           Louisville, KY                         190                 175                 92%
 Northwoods Lake Apartments                  Duluth, GA                             492                 481                 98%
 Ashley Square                               Des Moines, IA                         144                 135                 94%
 Shoals Crossing                             Atlanta, GA                            176                 171                 97%
 Arama Apartments                            Miami, FL                              293                 291                 99%
                                                                              ---------          ----------         -----------
                                                                                  1,725               1,655                 96%
                                                                              =========          ==========         ===========

The principal amounts of the tax-exempt mortgage loans do not amortize over their terms. The tax-exempt mortgage loans provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage loans. Currently, the interest payments received on the tax-exempt mortgage loans and interest on temporary cash investments represent the principal sources of the Partnership's income and distributable cash.
The Partnership may draw on the reserve to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

Distributions to BUC Holders currently consist of interest received from mortgage loans, interest on temporary cash investments and withdrawals from reserves. For the year ended December 31, 1994, undistributed income totaling $235,909 was placed in reserves. The total amount held in reserves at December 31, 1994, was $774,762. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves. Continuance of cash distributions at the current rate may require withdrawals from Partnership reserves.

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                         --------------      --------------      --------------
Regular monthly distributions
  Income                                                                $         .5400     $         .6017     $         .7180
  Return of capital                                                               -                   .1333               .2900
                                                                         --------------      --------------      --------------
                                                                        $         .5400     $         .7350     $        1.0080
                                                                         ==============      ==============      ==============
Distributions
  Paid out of current and prior undistributed cash flow                 $         .5400     $         .7225     $        1.0080
  Paid out of reserves                                                            -                   .0125               -
                                                                         --------------      --------------      --------------
                                                                        $         .5400     $         .7350     $        1.0080
                                                                         ==============      ==============      ==============

On May 7, 1993, the Partnership announced the formation of a subsidiary company, America First REIT, Inc., a real estate investment trust. On June 1, 1993, the Partnership transferred the seven real estate properties acquired in settlement of loans along with related debt, cash, and certain of the Partnership's other assets and liabilities to the REIT in exchange for all of the issued and outstanding shares of the REIT's common stock. Thereafter, the Partnership distributed all shares of the REIT to the BUC Holders in the ratio of one share of REIT stock for every four BUCs they held as of the record date, May 21, 1993. The Partnership continues to hold seven tax-exempt mortgage loans in its portfolio and cash distributions are expected to continue on a monthly basis at the annualized rate of $.54 per BUC.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage loans in order to establish, when necessary, valuation reserves on mortgage loans. The valuation reserves are based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sale proceeds. The calculation of discounted estimated future cash flow is based on certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate appraisal firm and are based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of a property or comparable sales of similar properties are also taken into consideration.

Based on the foregoing methodology, valuations and reviews performed during 1994 indicated that the mortgage loans recorded on the balance sheet at December 31, 1994, required no adjustments to the carrying amounts.

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 96% during 1994 and 1993. Interest is recognized as income on this loan on the cash basis. Interest earned in 1994 was $1,103,086 compared to $976,144 in 1993 and was approximately $32,000 more than the amount needed to pay the base interest. The increase in interest earned from 1993 to 1994 is the result of an increase in rental income due to an increase in rental rates and decrease in operating expenses due primarily to a decrease in repairs and maintenance expenses.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 93% during 1994, compared to 94% during 1993. Interest is recognized as income on this loan on the cash basis which is at a rate lower than the base interest rate. Interest earned in 1994 was $402,385 compared to $411,058 in 1993 and was approximately $167,000 less than the amount needed to pay the base interest. The decrease in interest earned from 1993 to 1994 is due primarily to overall increased operating expenses of the property.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 96% during 1994 and 1993. Interest is recognized as income on this loan on the cash basis. Interest earned in 1994 was $797,958 compared to $692,597 in 1993 and was approximately $35,000 more than the amount needed to pay the base interest. The increase in interest earned from 1993 to 1994 is the result of an increase in rental income due to an increase in rental rates and a decrease in operating expenses due primarily to a decrease in repairs and maintenance expenses.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 98% during 1994, compared to 97% during 1993. Interest is recognized as income on this loan on the cash basis which is at a rate lower than the base interest rate. Interest earned by the Partnership in 1994 was $1,831,556 compared to $1,557,147 in 1993 but was approximately $315,000 less than the amount needed to pay the base interest. The increase in interest earned from 1993 to 1994 is due primarily to approximately $310,000 of income not recorded by the Partnership during 1993 since it was withheld by the previous owner of the property.

The cash flow generated by the property increased approximately $9,000. This increase is due to an increase in rental revenue resulting from rental rate increases which was partially offset by increased operating expenses due primarily to painting the exterior of the property and other property improvements.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 97% during 1994 and 1993. Interest is recognized as income on this loan on the cash basis which is at a rate lower than the base interest rate. Interest earned in 1994 was $427,388 compared to $413,492 in 1993 but was approximately $125,000 less than the amount needed to pay the base interest. The increase in interest earned from 1993 to 1994 is due to an increase in rental income due to an increase in rental rates which was partially offset by an overall increase in operating expenses.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 96% during 1994 and 1993. Net operating income in 1994 decreased approximately $15,000 compared to 1993 due to an overall increase in operating expenses. The property is current on its interest payments. Debt service on the mortgage loan was generally made from property cash flow; however, withdrawals of approximately $9,000 were made from the property's cash flow guarantee reserve fund to supplement the property's cash flow to keep interest payments current.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 99% during 1994 and 1993. Interest on this loan, at the base interest rate, is current. In addition, $211,319 of contingent interest was earned in 1994 compared with $192,343 in 1993. The increase in contingent interest is due to an increase of approximately $69,000 in the net operating income for the property from 1993 to 1994. This increase is a result of rental rate increases which were partially offset by an increase in operating expenses generated by the property.

Results of Operations

The Partnership ended its ninth full year of operations on December 31, 1994. Due to the transfer of real estate and related debt to the REIT on June 1, 1993, the 1994 financial statements do not reflect any real estate operations; the 1993 financial statements only reflect five months of real estate operations. The 1992 financial statements reflect a full twelve months of real estate operations. The table below compares the results of operations for each year shown.

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                        ---------------     ---------------     ---------------
Mortgage investment income                                              $    5,973,373      $    5,461,438       $   5,648,743
Rental income                                                                     -              5,148,252          11,982,940
Interest income on temporary cash investments                                   24,046              31,700              74,183
Contingent interest income                                                     211,319             192,343             122,596
                                                                        ---------------     ---------------     ---------------
                                                                             6,208,738          10,833,733          17,828,462
                                                                        ---------------     ---------------     ---------------
General and administrative expenses                                            478,438           1,033,708           1,188,545
Real estate operating expenses                                                    -              2,457,071           5,855,599
Depreciation                                                                      -              1,205,631           2,893,516
Interest expense                                                                  -                400,931             963,002
                                                                        ---------------     ---------------     ---------------
                                                                               478,438           5,097,341          10,900,662
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    5,730,300      $    5,736,392      $    6,927,800
                                                                        ===============     ===============     ===============

                                                                               Increase            Increase
                                                                             (Decrease)          (Decrease)
                                                                              From 1993           From 1992
                                                                        ---------------     ---------------
Mortgage investment income                                              $      511,935      $     (187,305)
Rental income                                                               (5,148,252)        	(6,834,688)
Interest income on temporary cash investments                                   (7,654)            (42,483)
Contingent interest income                                                      18,976              69,747
                                                                        ---------------     ---------------
                                                                            (4,624,995)         (6,994,729)
                                                                        ---------------     ---------------
General and administrative expenses                                           (555,270)           (154,837)
Real estate operating expenses                                              (2,457,071)         (3,398,528)
Depreciation                                                                (1,205,631)         (1,687,885)
Interest expense                                                              (400,931)           (562,071)
                                                                        ---------------     ---------------
                                                                            (4,618,903)         (5,803,321)
                                                                        ---------------     ---------------
Net income                                                              $       (6,092)      $  (1,191,408)
                                                                        ===============     ===============

Mortgage investment income during 1994 was approximately $512,000 greater than 1993. This increase is attributable to increased cash flow from Northwoods Lake Apartments of $275,000, Woodbridge Apts. of Bloomington III of $127,000, Woodbridge Apts. of Louisville II of $105,000 and Ashley Square of $14,000 offset by a decrease in cash flow from Ashley Pointe at Eagle Crest of $9,000. The increase in cash flow from Northwoods Lake Apartments is due to the Partnership receiving twelve monthly interest payments in 1994 whereas the prior owner withheld two monthly payments in 1993. The increase in cash flow from Woodbridge Apts. of Bloomington III and Woodbridge Apts. of Louisville II is primarily attributable to increases in rental income and decreases in repairs and maintenance expenses. The increase in cash flow from Ashley Square is due to an increase in rental income due to an increase in rental rates offset by an overall increase in operating expenses. The decrease in cash flow from Ashley Pointe at Eagle Crest is due to overall increased operating expenses.

Mortgage investment income during 1993 was approximately $187,000 less than 1992. This decrease is attributable to decreased cash flow from Woodbridge Apts. of Bloomington III of $67,000, Northwoods Lake Apartments of $65,000, Ashley Point at Eagle Crest of $43,000, Ashley Square of $8,000 and Woodbridge Apts. of Louisville II of $4,000. The decrease in cash flow from Woodbridge Apts. of Bloomington III primarily relates to exterior painting expenses incurred during 1993. The decrease in cash flow from Northwoods Lake Apartments is primarily attributable to the owner withholding funds as described above. The decrease in cash flow at Ashley Point at Eagle Crest is primarily due to an increase in repair expenses. The decrease in cash flow at Ashley Square is attributable to higher repairs and real estate taxes.

The increases in contingent interest income of $18,976 from 1993 to 1994 and $69,747 from 1992 to 1993 are attributable to increased cash flow from the Arama Apartments. The decreases in interest income on temporary cash investments of $7,654 from 1993 to 1994 and $42,483 from 1992 to 1993 are attributable to withdrawals from Partnership reserves and changes in the interest rate environment.

Due to the transfer of real estate and related debt to the REIT on June 1, 1993, the 1994 financial statements do not reflect any real estate operations and the 1993 financial statements only reflect five months of real estate operations. The 1992 financial statements reflect a full twelve months of real estate operations. Accordingly, rental income, real estate operating expenses, depreciation and interest expense all decreased from 1993 to 1994 and 1992 to 1993.

General and administrative expenses decreased by $555,270 from 1993 to 1994 and $154,837 from 1992 to 1993 due to reductions of approximately $414,500 resulting from the transfer of the properties to the REIT during 1993 offset by $259,627 of additional expenses incurred in 1993 in conjunction with the distribution of the REIT shares to the BUC Holders.

The table below segregates the results of operations for the Partnership's real estate operations and tax-exempt mortgage lending activities for each year shown.

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                        ---------------     ---------------     ---------------
Real estate operations:
  Rental income                                                         $         -          $   5,148,252       $  11,982,940
  Operating expenses                                                              -             (2,457,071)         (5,855,599)
  Depreciation                                                                    -             (1,205,631)         (2,893,516)
  Interest expense                                                                -               (400,931)           (963,002)
                                                                        ---------------     ---------------     ---------------
                                                                                  -              1,084,619           2,270,823
                                                                        ---------------     ---------------     ---------------
Tax-exempt mortgage lending:
  Interest income                                                            5,973,373           5,461,438           5,648,743
  Contingent interest income                                                   211,319             192,343             122,596
                                                                        ---------------     ---------------     ---------------
                                                                             6,184,692           5,653,781           5,771,339
                                                                        ---------------     ---------------     ---------------
Temporary investment income                                                     24,046              31,700              74,183
General and administrative expenses                                           (478,438)        	(1,033,708)         (1,188,545)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $    5,730,300      $    5,736,392      $    6,927,800
                                                                        ===============     ===============     ===============

     Item 8. Financial Statements and Supplementary Data. The Financial Statements of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1994 and 1993.

                               PART III

     Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Two ("AFCA") and its general partner, America First Companies, L.L.C.. The following individuals are the managers and officers of America First Companies, L.L.C., and each serves for a term of one year.


     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             President, Chief
                             Executive Officer and Manager

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
George Kubat               Manager                          1994
Martin Massengale          Manager                          1994
Alan Baer                  Manager                          1994


     Michael B. Yanney, 61, is the Chairman and Chief Executive Officer of various affiliates of AFCA which manage public investment funds which have raised over $1.3 billion since 1984. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Inc., Forest Oil Corporation, MFS Communications Company, Inc. and Lozier Corporation.

     Michael Thesing, 40, has been Vice President and Chief Financial Officer of affiliates of AFCA since July 1984. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

     William S. Carter, M.D., 68, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

     George Kubat, 49, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska-based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was an accountant with Coopers & Lybrand in Omaha, Nebraska from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

     Martin Massengale, 61, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as interim President from August 1989, as Chancellor of the University of Nebraska-Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the college of agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of FirsTier Bank, N.A., Omaha and Woodmen Accident & Life Insurance Company.

     Alan Baer, 72, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which was, until its acquisition, one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies, L.L.C. (the general partner of AFCA) receives compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1994 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof. No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First Companies, L.L.C. and no partner of AFCA owns any BUCs.

          (c)  LBI Group Inc., as successor to Shearson Lehman Brothers
     Inc. ("LBI") is the special limited partner of the Registrant's general partner, with the right to become the managing general partner of such general partner, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of Lehman, constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner, (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law, (3) the death or withdrawal of the individual general partner and the failure of the managing general partner to select a successor individual general partner deemed necessary by and reasonably acceptable to Lehman or (4) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

          There exists no other arrangement known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of AFCA is America First Companies L.L.C.. The sole limited partner of AFCA is LBI Group Inc., as successor to Shearson Lehman Brothers Inc..

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with any person who is (i) a manager or executive officer of America First Companies, L.L.C., (ii) a nominee for election as a manager of America First Companies, L.L.C., (iii) an owner of more than 5% of the BUCs or (iv) a member of the immediate family of any of the foregoing persons.

     During 1994, the Registrant paid or reimbursed AFCA $479,657 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     The Company has entered into property management agreements with America First Properties Management, Inc. (the "Manager") with respect to the day-to-day operation of Ashley Square and Northwoods Lake Apartments. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Company would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1994, the Company paid the Manager property management fees of $164,490.

                             PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1. Financial Statements. The following financial statements are included in response to Item 8 of this report:

               Independent Accountants' Reports dated March 29, 1995.

               Balance Sheets of the Registrant as of December 31, 1994 and December 31, 1993.

               Statements of Income of the Registrant for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

               Statements of Partners' Capital of the Registrant for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

               Statements of Cash Flows of the Registrant for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

               Notes to Financial Statements of the Registrant.

               2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

                    3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Form S-11 Registration Statement filed August 30, 1985 with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission
               File No. 2-99997)).

                    4(a).Agreement of Limited Partnership dated November 11,
               1985 (incorporated herein by reference to Form 10-K dated December 31, 1986 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 0-14314)).

                    4(b).Form of Certificate of Beneficial Unit Certificate
               (incorporated by reference to Form S-11 Registration Statement filed August 30, 1985 with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 2-99997)).

                    24.  Power of Attorney.

          (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Accountants' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheets of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1994 and 1993, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1994, and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 29, 1995                                      Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                              Dec. 31, 1994       Dec. 31, 1993
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $       840,454     $       578,111
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                             66,026,000          66,026,000
 Interest receivable                                                                                496,939             516,481
 Other assets                                                                                        16,263              16,578
                                                                                             --------------      --------------
                                                                                            $    67,379,656     $    67,137,170
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $       125,198     $       118,621
  Distribution payable (Note 3)                                                                     453,597             453,597
                                                                                             --------------      --------------
                                                                                                    578,795             572,218
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                     3,453               1,094
  Beneficial Unit Certificate Holders
   ($6.69 per BUC in 1994 and $6.67 in 1993)                                                     66,797,408          66,563,858
                                                                                             --------------      --------------
                                                                                                 66,800,861          66,564,952
                                                                                             --------------      --------------
                                                                                            $    67,379,656     $    67,137,170
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                         --------------      --------------      --------------
Income
 Mortgage investment income (Note 5)                                    $     5,973,373     $     5,461,438     $     5,648,743
 Rental income                                                                     -              5,148,252          11,982,940
 Interest income on temporary cash investments                                   24,046              31,700              74,183
 Contingent interest income (Note 5)                                            211,319             192,343             122,596
                                                                         --------------      --------------      --------------
                                                                              6,208,738          10,833,733          17,828,462
                                                                         --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)                                   478,438           1,033,708           1,188,545
 Real estate operating expenses                                                    -         	  2,457,071           5,855,599
 Depreciation                                                                      -              1,205,631           2,893,516
 Interest expense                                                                  -                400,931             963,002
                                                                         --------------      --------------      --------------
                                                                                478,438           5,097,341          10,900,662
                                                                         --------------      --------------      --------------
Net income                                                              $     5,730,300     $     5,736,392     $     6,927,800
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       108,020     $       115,583     $       127,636
 BUC Holders                                                                  5,622,280           5,620,809           6,800,164
                                                                         --------------      --------------      --------------
                                                                        $     5,730,300     $     5,736,392     $     6,927,800
                                                                         ==============      ==============      ==============
Net income per BUC                                                      $         .5634     $         .5633     $         .6814
                                                                         ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1991 TO DECEMBER 31, 1994

                                                                                            Beneficial Unit
                                                                                General         Certificate
                                                                                Partner             Holders               Total
                                                                         --------------      --------------      --------------
Balance at December 31, 1991                                            $       20,297     $   132,790,498     $   132,810,795
Net income                                                                     127,636           6,800,164           6,927,800
Cash distributions paid or accrued (Note 3)
  Income                                                                      (131,326)         (7,165,445)         (7,296,771)
  Return of Capital                                                               -             (2,893,516)         (2,893,516)
                                                                         --------------      --------------      --------------
Balance at December 31, 1992                                            $       16,607     $   129,531,701     $   129,548,308
Net income                                                                     115,583           5,620,809           5,736,392
Cash distributions paid or accrued (Note 3)
  Income                                                                      (119,456)         (6,004,288)         (6,123,744)
  Return of Capital                                                               -             (1,330,370)         (1,330,370)
  Distribution of America First REIT, Inc. (REIT) stock and cash (Note 1)      (11,640)        (61,253,994)        (61,265,634)
                                                                         --------------      --------------      --------------
Balance at December 31, 1993                                            $        1,094     $    66,563,858     $    66,564,952
Net income                                                                     108,020           5,622,280           5,730,300
Cash distributions paid or accrued (Note 3)
  Income                                                                      (105,661)         (5,388,730)         (5,494,391)
                                                                         --------------      --------------      --------------
Balance at December 31, 1994                                            $        3,453     $    66,797,408     $    66,800,861
                                                                         ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                         --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    5,730,300      $    5,736,392      $    6,927,800
    Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                                                -              1,205,631           2,893,516
      Decrease (increase) in interest receivable                                19,542            (121,057)            131,569
      Decrease in other assets                                                     315              10,863              27,205
      Increase (decrease) in accounts payable                                    6,577            (275,130)             11,000
                                                                         --------------      --------------      --------------
    Net cash provided by operating activities                                5,756,734           6,556,699           9,991,090
                                                                         --------------      --------------      --------------
Cash flow used in investing activity
  Investment in real estate acquired                                              -                   -                (28,201)
                                                                         --------------      --------------      --------------
Cash flows from financing activities
  Cash transferred to the REIT                                                    -             (1,859,447)               -
  Distributions paid                                                        (5,494,391)         (7,867,411)        (10,195,471)
                                                                         --------------      --------------      --------------
    Net cash used in financing activities                                   (5,494,391)         (9,726,858)        (10,195,471)
                                                                         --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments                 262,343          (3,170,159)           (232,582)
Cash and temporary cash investments at beginning of year                       578,111           3,748,270           3,980,852
                                                                         --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $      840,454      $      578,111      $    3,748,270
                                                                         ==============      ==============      ==============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                              $         -         $      400,931      $    1,000,826
                                                                         ==============      ==============      ==============
Supplemental disclosure of non-cash investing and financing activities
  The following non-cash assets and liabilities of the Partnership were transferred to the REIT in exchange for common
    stock of the REIT:
      Real estate                                                       $         -         $   71,134,154      $        -
      Other assets                                                                -                161,826               -
      Accounts payable                                                            -             (1,109,973)              -
      Bonds payable                                                               -            (10,800,000)              -
                                                                         --------------      --------------      --------------
                                                                        $         -         $   59,386,007      $        -
                                                                         ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1994

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

On May 7, 1993, the Partnership announced the formation of a subsidiary company, America First REIT, Inc., a real estate investment trust. On June 1, 1993, the Partnership transferred the seven real estate properties acquired in settlement of loans along with related debt, cash, and certain of the Partnership's other assets and liabilities to the REIT in exchange for all of the issued and outstanding shares of the REIT's common stock. Thereafter, the Partnership distributed all shares of the REIT to the BUC Holders in the ratio of one share of REIT stock for every four BUCs they held as of the record date, May 21, 1993.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Method of Accounting
   The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

 D)Depreciation
   Depreciation on the real estate properties transferred to the REIT is based on the estimated useful life of the property (27 1/2 years) using the straight-line method.


 E)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 F)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with a maturity of three months or less.

 G)Net Income per BUC
   Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all years presented.

3. PARTNERSHIP INCOME, EXPENSES AND CASH DISTRIBUTIONS

The Partnership Agreement contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC Holders. Income and expenses will be allocated to each BUC Holder on a monthly basis based on the number of BUCs held by each BUC Holder as of the last day of the month for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.

Net Interest Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 2 until the BUC Holders have received distributions of Net Interest Income equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions, as defined in the Limited Partnership Agreement, at which point all remaining Net Interest Income for such distribution period will be distributed 90% to the BUC Holders and 10% to AFCA 2.

The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders. The portion of Net Residual Proceeds representing contingent interest will be distributed 100% to the BUC Holders until the BUC Holders have received distributions from all sources which represent a return of $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Any remaining Net Residual Proceeds representing contingent interest will be allocated 100% to AFCA 2 to the extent of 10% of all Net Residual Proceeds representing contingent interest distributed to all parties exclusive of the following described amounts. Thereafter, any remaining Net Residual Proceeds representing contingent interest will be distributed 90% to BUC Holders and 10% to AFCA 2. Notwithstanding the foregoing, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to .9% per annum of the principal amount of the mortgage loans on a cumulative basis will be distributed 75% to the BUC Holders and 25% to AFCA 2.

Liquidation Proceeds, as defined in the Limited Partnership Agreement, remaining after repayment of any debts or obligations of the Partnership (including loans from AFCA 2) and after the establishment of any reserve AFCA 2 deems necessary, will be distributed to AFCA 2 and BUC Holders to the extent of positive balances in their capital accounts. Any remaining Liquidation Proceeds will be distributed in the same manner as the Net Residual Proceeds.

Cash distributions are presently made on a monthly basis but may be made quarterly if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $774,762 at December 31, 1994. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at December 31, 1994, are as follows:


                                                                                   Base
                                                     Number        Maturity    Interest       	   Carrying       Income Earned
  Property Name                 Location             of Units      Date           Rate1              Amount             in 1994
  ------------------------      ----------------     ---------     ---------  ---------      --------------      --------------
  Performing loans:
    Shoals Crossing             Atlanta, GA             176        12/01/09        8.5%     $    4,500,000      $       382,500
    Arama Apartments            Miami, FL               293        07/01/10        8.5%         12,100,000            1,028,500
                                                                                             -------------       --------------
                                                                                                16,600,000            1,411,000
                                                                                             --------------      --------------
  Nonperforming loans:2
    Woodbridge Apts. of
    Bloomington III             Bloomington, IN         280        12/01/15        8.5%         12,600,000            1,103,086
    Ashley Pointe at
    Eagle Crest                 Evansville, IN          150        12/01/15        8.5%          6,700,000              402,385
    Woodbridge Apts. of
    Louisville II               Louisville, KY          190        12/01/15        8.5%          8,976,000              797,958
    Northwoods Lake
    Apartments                  Duluth, GA              492        12/01/06        8.5%         25,250,000            1,831,556
    Ashley Square               Des Moines, IA          144        12/01/09        8.5%          6,500,000              427,388
                                                                                              -------------      --------------
                                                                                                60,026,000           4,562,373
  Less allowance for loan losses                                                               (10,600,000)      --------------
                                                                                              -------------
                                                                                                49,426,000
                                                                                              -------------
  Balance at December 31, 1994                                                               $  66,026,000      $     5,973,373
                                                                                              =============      ==============

  1 In addition to the base interest rates shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $211,319 in 1994, $192,343 in 1993 and $122,596 in
1992.

  2 Nonperforming loans are loans for which interest is recognized as income when it is received. The amount of foregone interest on nonperforming loans for 1994 was $606,921, $1,051,772 for 1993 and $864,467 for 1992.

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1994       Dec. 31, 1993       Dec. 31, 1992
                                                                         --------------      --------------      --------------
Reconciliation of the carrying amounts of the
mortgage loans is as follows:
  Balance at beginning and end of year                                  $   76,626,000      $   76,626,000      $   76,626,000
                                                                         ==============      ==============      ==============
The following summarizes the activity in the
allowance for loan losses:
  Balance at beginning and end of year                                  $   10,600,000      $   10,600,000      $   10,600,000
                                                                         ==============      ==============      ==============

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amounts of such expenses reimbursed to AFCA 2 are shown below. The amounts are presented on a cash basis and do not reflect accruals made at each year end.

                                                                                   1994                1993                1992
                                                                         --------------      --------------      --------------
Reimbursable salaries and benefits                                      $       265,914     $       248,049     $       408,526
Investor services and custodial fees                                             96,249             106,456             111,836
Report preparation and distribution                                              30,030              51,998              52,084
Professional fees and expenses                                                    28,206              85,137             103,298
Insurance                                                                        15,277               3,801               4,565
Registration fees                                                                15,009              13,289              29,896
Consulting and travel expenses                                                   13,840              17,612              40,735
Telephone                                                                         7,538               7,429               7,844
Other expenses                                                                    6,722               9,179               7,809
Stock certificates                                                                  872               1,874               1,125
REIT conversion expenses                                                           -                173,103                -
                                                                         --------------      --------------      --------------
                                                                        $       479,657      $      717,927     $       767,718
                                                                         ==============      ==============      ==============

AFCA 2 received from property owners administrative fees of $54,450, $54,456 and $80,248 in 1994, 1993 and 1992, respectively. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 2 was $188,569 for 1993 and $452,565 for 1992. The Partnership has not paid any administrative fees subsequent to June 1, 1993, since all foreclosed properties have been transferred to the REIT. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square beginning in June, 1992 and Northwoods Lake Apartments beginning in March, 1993. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $164,490 in 1994 and $144,285 in 1993. Property management fees of $190,661 were paid through May 31, 1993, for the properties transferred to the REIT. Property management fees were $169,888 in 1992.

The Partnership incurred expenses in conjunction with the distribution of REIT stock totaling $259,627 in 1993 ($173,103 was paid by an affiliate and reimbursed by the Partnership and $86,524 was paid directly by the Partnership).

7.  Summary of Unaudited Quarterly Results of Operations

                                                              First              Second               Third              Fourth
From January 1, 1994 to December 31, 1994                   Quarter             Quarter             Quarter             Quarter
                                                     --------------      --------------      --------------      --------------
Total income                                        $    1,622,705      $    1,414,550      $    1,479,532      $    1,691,951
Total expenses                                            (124,942)           (138,382)           (115,390)            (99,724)
                                                     --------------      --------------      --------------      --------------
Net income                                          $    1,497,763      $    1,276,168      $    1,364,142      $    1,592,227
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $        .1472      $        .1256      $        .1344      $        .1562
                                                     ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  6-7/8               6-7/8               6-5/8               6-7/8
  Low sale                                                   6-3/8               6                   6                   5-1/4
                                                     ==============      ==============      ==============      ==============

                                                              First              Second               Third              Fourth
From January 1, 1993 to December 31, 1993                   Quarter             Quarter             Quarter             Quarter
                                                     --------------      --------------      --------------      --------------
Total income                                        $    4,328,591      $    3,530,826      $    1,434,547      $    1,539,769
Total expenses                                          (2,789,968)         (2,119,870)           (121,702)            (65,801)
                                                     --------------      --------------      --------------      --------------
Net income                                          $    1,538,623      $    1,410,956      $    1,312,845      $    1,473,968
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $        .1510      $        .1382      $        .1291      $        .1450
                                                     ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                 11-3/4              12                   7-3/4               7-1/2
  Low sale                                                  10-3/8               6-1/8               6-5/8               6-3/8
                                                     ==============      ==============      ==============      ==============

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICA FIRST TAX EXEMPT
                              MORTGAGE FUND LIMITED
                              PARTNERSHIP

                              By America First Capital
                                 Associates Limited
                                 Partnership Two, General
                                 Partner of the Registrant

                              By America First Companies, L.L.C.,
                                 General Partner of
                                 America First Capital
                                 Associates Limited
                                 Partnership Two


                              By /s/ Michael Thesing
                                 Michael Thesing, Vice
                                 President

Date:  March 30, 1995

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 1995         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 30, 1995         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Vice President, Secretary,
                                 Treasurer and Manager, (Chief
                                 Financial and Accounting
                                 Officer)

Date:  March 30, 1995         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 30, 1995         By /s/ George Kubat*
                                 George Kubat,
                                 Manager

Date:  March 30, 1995         By /s/ Martin Masengale*
                                 Martin Masengale,
                                 Manager

Date:  March 30, 1995         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager


*By Michael Thesing,
      Attorney-in-Fact


/s/ Michael Thesing
Michael Thesing
                                                       EXHIBIT 24