Form 10-Q/A
period 1995-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1995-05-15
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1995 or

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
BALANCE SHEETS

                                                                                             March 31, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $       920,572     $       840,454
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                             66,026,000          66,026,000
 Interest receivable                                                                                523,198             496,939
 Other assets                                                                                        32,142              16,263
                                                                                             --------------      --------------
                                                                                            $    67,501,912     $    67,379,656
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $        99,533     $       125,198
  Distribution payable (Note 3)                                                                     458,133             453,597
                                                                                             --------------      --------------
                                                                                                    557,666             578,795
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                     4,887               3,453
  Beneficial Unit Certificate Holders
   ($6.71 per BUC in 1995 and $6.69 in 1994)                                                     66,939,359          66,797,408
                                                                                             --------------      --------------
                                                                                                 66,944,246          66,800,861
                                                                                             --------------      --------------
                                                                                            $    67,501,912     $    67,379,656
                                                                                             ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                             March 31, 1995      March 31, 1994
                                                                                             --------------      --------------
Income
 Mortgage investment income                                                                 $     1,600,017     $     1,559,725
 Interest income on temporary cash investments                                                        8,884               5,352
 Contingent interest income (Note 5)                                                                 44,967              57,628
                                                                                             --------------      --------------
                                                                                                  1,653,868           1,622,705
Expenses
 General and administrative expenses (Note 6)                                                       138,792             124,942
                                                                                             --------------      --------------
Net income                                                                                  $     1,515,076     $     1,497,763
                                                                                             ==============      ==============
Net income allocated to:
 General Partner                                                                             $       25,943     $        28,808
 BUC Holders                                                                                      1,489,133           1,468,955
                                                                                             --------------      --------------
                                                                                            $     1,515,076     $     1,497,763
                                                                                             ==============      ==============
Net income per BUC                                                                          $         .1492     $         .1472
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1995
(UNAUDITED)

                                                                                            Beneficial Unit
                                                                               General          Certificate
                                                                               Partner              Holders               Total
                                                                         --------------     ----------------     ---------------
Balance at December 31, 1994                                            $        3,453     $     66,797,408     $    66,800,861
Net income                                                                      25,943            1,489,133           1,515,076
Cash distributions paid or accrued (Note 3)                                    (24,509)          (1,347,182)         (1,371,691)
                                                                         --------------     ----------------     ---------------
Balance at March 31, 1995                                               $        4,887     $     66,939,359     $    66,944,246
                                                                         ==============     ================     ===============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1995      March 31, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     1,515,076     $     1,497,763
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Decrease (increase) in interest receivable                                                     (26,259)              7,615
    Increase in other assets                                                                       (15,879)             (4,645)
    Decrease in accounts payable                                                                   (25,665)            (12,884)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                      1,447,273           1,487,849

Cash flow used in financing activity
 Distributions paid                                                                             (1,367,155)         (1,374,761)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                 80,118             113,088
Cash and temporary cash investments at beginning of period                                         840,454             578,111
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $       920,572     $       691,199
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Financial Statement Presentation
   The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1995, and results of operations for all periods presented have been made.

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

 E)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $918,147 at March 31, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at March 31, 1995, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
- ------------------------          -----------------         --------         --------         ---------         ---------------
Performing loans:
 Shoals Crossing                  Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
 Arama Apartments                 Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                ---------------
                                                                                                                $   16,600,000
                                                                                                                ---------------
Nonperforming loans:2
 Woodbridge Apts. of
  Bloomington III                 Bloomington, IN              280            12/01/15             8.5%         $   12,600,000
 Ashley Pointe at
  Eagle Crest                     Evansville, IN               150            12/01/15             8.5%              6,700,000
 Woodbridge Apts. of
  Louisville II                   Louisville, KY               190            12/01/15             8.5%              8,976,000
 Northwoods Lake
  Apartments                      Duluth, GA                   492            12/01/06             8.5%             25,250,000
 Ashley Square                    Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                ---------------
                                                                                                                $   60,026,000
Less allowance for loan losses                                                                                     (10,600,000)
                                                                                                                ---------------
                                                                                                                $   49,426,000
                                                                                                                ---------------
Balance at March 31, 1995                                                                                       $   66,026,000
                                                                                                                ===============

  1 In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $44,967 during 1995.

  2 Nonperforming loans are loans for which interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1995 was $28,286.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1995 was $187,125. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $13,613 during 1995. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $43,048 in 1995.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At March 31, 1995, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at March 31, 1995.

                                                                                                   Number            Percentage
                                                                              Number             of Units              of Units
 Property Name                                 Location                     of Units             Occupied              Occupied
- -------------------------------------          ------------------          ---------           ----------           -----------
 Woodbridge Apts. of Bloomington III           Bloomington, IN                   280                  258                   92%
 Ashley Pointe at Eagle Crest                  Evansville, IN                    150                  142                   95%
 Woodbridge Apts. of Louisville II             Louisville, KY                    190                  175                   92%
 Northwoods Lake Apartments                    Duluth, GA                        492                  485                   99%
 Shoals Crossing                               Atlanta, GA                       176                  161                   91%
 Ashley Square                                 Des Moines, IA                    144                  144                  100%
 Arama Apartments                              Miami, FL                         293                  289                   99%
                                                                           ---------           ----------           -----------
                                                                               1,725                1,654                   96%
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

During the first quarter ended March 31, 1995, undistributed income totaling $143,385 was placed in reserves. The total amount held in reserves at March 31, 1995, was $918,147. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves. Continuance of cash distributions at the current rate may require withdrawals from Partnership reserves.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                             March 31, 1995      March 31, 1994
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $         .1350     $         .1350
                                                                                             ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                                      $         .1350     $         .1350
                                                                                             ==============      ==============

Asset Quality

On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility and, if necessary, the Partnership provides a valuation reserve for potential losses. Internal property valuations and reviews performed during the first quarter of 1995 indicated that the mortgage loans recorded on the balance sheet at March 31, 1995, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans has generally remained constant since December 31, 1994.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1995      March 31, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage investment income                                             $     1,600,017     $     1,559,725     $        40,292
Interest income on temporary cash investments                                    8,884               5,352               3,532
Contingent interest income                                                      44,967              57,628             (12,661)
                                                                        ---------------     ---------------     ---------------
                                                                             1,653,868           1,622,705              31,163
General and administrative expenses                                            138,792             124,942              13,850
                                                                        ---------------     ---------------     ---------------
Net income                                                             $     1,515,076     $     1,497,763     $        17,313
                                                                        ===============     ===============     ===============

The increase in mortgage investment income for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994, is attributable to increased cash flow from properties collateralizing the tax-exempt mortgage loans. The decrease in contingent interest income is attributable to decreased cash flow from the Arama Apartments primarily due to an increase in operating expenses. The increase in interest income on temporary cash investments is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates. General and administrative expenses increased as a result of overall expense increases.

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

Dated:  May 12, 1995         AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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