Form 10-Q
period 1995-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1995-11-14
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

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
BALANCE SHEETS

                                                                                             Sept. 30, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $     1,059,086     $       840,454
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                             66,026,000          66,026,000
 Interest receivable                                                                                535,494             496,939
 Other assets                                                                                        21,326              16,263
                                                                                             --------------      --------------
                                                                                            $    67,641,906     $    67,379,656
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $       117,530     $       125,198
  Distribution payable (Note 3)                                                                     453,597             453,597
                                                                                             --------------      --------------
                                                                                                    571,127             578,795
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                     6,152               3,453
  Beneficial Unit Certificate Holders
   ($6.72 per BUC in 1995 and $6.69 in 1994)                                                     67,064,627          66,797,408
                                                                                             --------------      --------------
                                                                                                 67,070,779          66,800,861
                                                                                             --------------      --------------
                                                                                            $    67,641,906     $    67,379,656
                                                                                             ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the        For the Nine        For the Nine
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage investment income                         $     1,543,015     $     1,437,525     $     4,657,915     $     4,363,347
 Interest income on temporary cash investments               10,776               5,388              30,569              16,261
 Contingent interest income (Note 5)                         35,950              36,619             123,403             137,179
                                                     --------------      --------------      --------------      --------------
                                                          1,589,741           1,479,532           4,811,887           4,516,787
Expenses
 General and administrative expenses (Note 6)               155,845             115,390             429,682             378,714
                                                     --------------      --------------      --------------      --------------
Net income                                          $     1,433,896     $     1,364,142     $     4,382,205     $     4,138,073
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        22,967     $        22,431     $        73,439     $        74,304
 BUC Holders                                              1,410,929           1,341,711           4,308,766           4,063,769
                                                     --------------      --------------      --------------      --------------
                                                    $     1,433,896     $     1,364,142     $     4,382,205     $     4,138,073
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $         .1414     $         .1344     $         .4318     $         .4072
                                                     ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                                            Beneficial Unit
                                                                               General          Certificate
                                                                               Partner              Holders               Total
                                                                         --------------     ----------------     ---------------
Balance at December 31, 1994                                            $        3,453     $     66,797,408     $    66,800,861
Net income                                                                      73,439            4,308,766           4,382,205
Cash distributions paid or accrued (Note 3)                                    (70,740)          (4,041,547)         (4,112,287)
                                                                         --------------     ----------------     ---------------
Balance at September 30, 1995                                           $        6,152     $     67,064,627     $    67,070,779
                                                                         ==============     ================     ===============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     4,382,205     $     4,138,073
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Decrease (increase) in interest receivable                                                     (38,555)             36,875
    Increase in other assets                                                                        (5,063)             (8,023)
    Increase (decrease) in accounts payable                                                         (7,668)             17,061
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                      4,330,919           4,183,986

Cash flow used in financing activity
 Distributions paid                                                                             (4,112,287)         (4,115,627)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                218,632              68,359
Cash and temporary cash investments at beginning of period                                         840,454             578,111
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $     1,059,086     $       646,470
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Financial Statement Presentation
   The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1995, and results of operations for all periods presented have been made.

 B)Investment in Tax-Exempt Mortgage Loans
   The Partnership records its investment in tax-exempt mortgage loans at cost. Accrual of mortgage interest income is excluded from income, when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C)Allowance for Loan Losses
   The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. The allowance is based upon management's estimates of discounted future cash flows; however, the ultimate realized values may vary from the current estimates. These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,044,680 at September 30, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at September 30, 1995, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         ---------------
Performing loans:
 Shoals Crossing                  Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
 Arama Apartments                 Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                ---------------
                                                                                                                    16,600,000
                                                                                                                ---------------
Nonperforming loans:2
 Woodbridge Apts. of
  Bloomington III                 Bloomington, IN              280            12/01/15             8.5%             12,600,000
 Ashley Pointe at
  Eagle Crest                     Evansville, IN               150            12/01/15             8.5%              6,700,000
 Woodbridge Apts. of
  Louisville II                   Louisville, KY               190            12/01/15             8.5%              8,976,000
 Northwoods Lake
  Apartments                      Duluth, GA                   492            12/01/06             8.5%             25,250,000
 Ashley Square                    Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                ---------------
                                                                                                                    60,026,000
Less allowance for loan losses                                                                                     (10,600,000)
                                                                                                                ---------------
                                                                                                                    49,426,000
                                                                                                                ---------------
Balance at September 30, 1995                                                                                   $   66,026,000
                                                                                                                ===============

  1 In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $123,403 during 1995 ($35,950 for the quarter ended September 30, 1995).

  2 Nonperforming loans are loans for which interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1995 was $226,993 ($85,288 for the quarter ended September 30, 1995).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1995 was $436,171 ($136,513 for the quarter ended September 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $40,838 during 1995 ($13,612 for the quarter ended September 30, 1995). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $146,015 in 1995 ($56,318 for the quarter ended September 30, 1995).

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At September 30, 1995, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at September 30, 1995.

                                                                                                   Number            Percentage
                                                                              Number             of Units              of Units
 Property Name                                 Location                     of Units             Occupied              Occupied
-------------------------------------          ------------------          ---------           ----------           -----------
 Woodbridge Apts. of Bloomington III           Bloomington, IN                   280                  272                   97%
 Ashley Pointe at Eagle Crest                  Evansville, IN                    150                  139                   93%
 Woodbridge Apts. of Louisville II             Louisville, KY                    190                  185                   97%
 Northwoods Lake Apartments                    Duluth, GA                        492                  476                   97%
 Shoals Crossing                               Atlanta, GA                       176                  161                   91%
 Ashley Square                                 Des Moines, IA                    144                  143                   99%
 Arama Apartments                              Miami, FL                         293                  291                   99%
                                                                           ---------           ----------           -----------
                                                                               1,725                1,667                   97%
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

During the nine months ended September 30, 1995, undistributed income totaling $269,918 ($64,390 for the quarter ended September 30, 1995) was placed in reserves. The total amount held in reserves at September 30, 1995, was $1,044,680. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1995      Sept. 30, 1994
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $         .4050     $         .4050
                                                                                             ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                                      $         .4050     $         .4050
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility and, if necessary, the Partnership provides a valuation reserve for potential losses. Internal property valuations and reviews performed during the first nine months of 1995 indicated that the mortgage loans recorded on the balance sheet at September 30, 1995, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans has generally remained constant since June 30, 1995.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                       ---------------     ---------------     ---------------
Mortgage investment income                                             $     1,543,015     $     1,437,525     $       105,490
Interest income on temporary cash investments                                   10,776               5,388               5,388
Contingent interest income                                                      35,950              36,619                (669)
                                                                        ---------------     ---------------     ---------------
                                                                             1,589,741           1,479,532             110,209
General and administrative expenses                                            155,845             115,390              40,455
                                                                        ---------------     ---------------     ---------------
Net income                                                             $     1,433,896     $     1,364,142     $        69,754
                                                                        ===============     ===============     ===============
                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage investment income                                             $     4,657,915     $     4,363,347     $       294,568
Interest income on temporary cash investments                                   30,569              16,261              14,308
Contingent interest income                                                     123,403             137,179             (13,776)
                                                                        ---------------     ---------------     ---------------
                                                                             4,811,887           4,516,787             295,100
General and administrative expenses                                            429,682             378,714              50,968
                                                                        ---------------     ---------------     ---------------
Net income                                                             $     4,382,205     $     4,138,073     $       244,132
                                                                        ===============     ===============     ===============

The increase in mortgage investment income for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, is attributable to increased cash flow from properties collateralizing the tax-exempt mortgage loans. For the quarter ended September 30, 1995, the increase is primarily due to an increase in the cash flow from Woodbridge Apts. of Bloomington III of approximately $85,000. The increase for the nine months ended September 30, 1995, is primarily attributable to an increase in cash flow from Northwoods Lake of approximately $158,000, Woodbridge of Bloomington III of approximately $63,000 and Ashley Square of approximately $51,000. These increases are due to increases in rental rates and decreases in real estate operating expenses.

The decrease in contingent interest income for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, is attributable to decreased cash flow from the Arama Apartments primarily due to an increase in operating expenses. The increase in interest income on temporary cash investments for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased for the quarter and nine months ended 1995, compared to the same periods in 1994. These increases are primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

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

Dated:  November 13, 1995      AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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