Form 10-K405
period 1995-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-03-29
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the BUCs on March 18, 1996, based upon the final sales price per BUC as reported in The Wall Street Journal on March 19, 1996, was $64,864,332.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   1

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .   2
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   3
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   4
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .  10
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  . . 10

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  10
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  11
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  11
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  11

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                                    PART I

     Item 1. Business. America First Tax Exempt Mortgage Fund Limited Partnership (the "Registrant" or the "Partnership") was formed as a limited partnership on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt participating first mortgage loans to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to provide its investors: (i) safety and preservation of capital; (ii) regular distributions of tax-exempt interest; and, (iii) potential for an enhanced tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the Registrant.

     The Registrant registered a total of 15,000,000 Beneficial Unit Certificates (BUCs) representing assignments of limited partnership interests with the Securities and Exchange Commission and sold a total of 9,979,128 BUCs at $20 per BUC for a total net capital contribution of $185,511,989 after the payment of certain organization and offering costs.

     The Registrant acquired 14 tax-exempt mortgage loans with an aggregate principal amount equal to $177,196,000. At December 31, 1995, the Registrant continued to hold seven of these mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

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

     A description of the seven tax-exempt mortgage loans held by the Registrant at December 31, 1995, (and the properties collateralizing such loans) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

     The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is the general partner of the general partner of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C..

     Item 2. Properties. The Registrant had invested in 14 tax-exempt mortgage loans collateralized by first mortgages on multifamily housing properties. Descriptions of the properties collateralizing the mortgage loans held by the Registrant at December 31, 1995, appear in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "AFTXZ." The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1994 through December 31, 1995.

              1994                 High           Low
              1st Quarter          $ 6-7/8        $ 6-3/8
              2nd Quarter          $ 6-7/8        $ 6
              3rd Quarter          $ 6-5/8        $ 6
              4th Quarter          $ 6-7/8        $ 5-1/4

              1995
              1st Quarter          $ 7            $ 6-1/4
              2nd Quarter          $ 6-7/8        $ 5-7/8
              3rd Quarter          $ 7            $ 6
              4th Quarter          $ 7-1/8        $ 6-1/4

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1995, was 6,556.

     (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1995, and December 31, 1994, equaled $5,388,730. The cash distributions paid per BUC during the fiscal years ended December 31, 1995, and December 31, 1994, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1995       December 31, 1994
                       -----------------       -----------------
Income                     $  .5400                 $ .5400
                           ========                 =======


     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same level in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereof filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992   Dec. 31, 1991
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage investment income                        $   6,159,236   $   5,973,373   $   5,461,438   $   5,648,743   $   8,382,777
Rental income                                              -	      	       -          5,148,252      11,982,940      10,678,643
Interest income on temporary cash investments            42,319          24,046          31,700          74,183          99,041
Contingent interest income                              166,940         211,319         192,343         122,596         110,288
General and administrative expenses                    (585,926)       (478,438)     (1,033,708)     (1,188,545)     (1,222,256)
Real estate operating expenses                             -               -         (2,457,071)     (5,855,599)     (5,434,374)
Depreciation                                               -               -         (1,205,631)     (2,893,516)     (2,714,061)
Interest expense                                           -               -           (400,931)       (963,002)       (991,014)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   5,782,569   $   5,730,300   $   5,736,392   $   6,927,800   $   8,909,044
                                                  =============   =============   =============   =============   =============
Net income per Beneficial Unit Certificate (BUC)  $         .57   $         .56   $         .56   $         .68   $	        .88
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .5400   $       .7350   $      1.0080   $      1.0080
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage loans, net of
  allowance for loan losses                       $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Real estate acquired in settlement of loans, net of
  accumulated depreciation and valuation allowance$        -      $        -      $        -      $  72,339,785   $  75,205,100
                                                  =============   =============   =============   =============   =============
Total assets                                      $  67,698,916   $  67,379,656   $  67,137,170   $ 142,698,746   $ 145,955,417
                                                  =============   =============   =============   =============   =============
Bonds payable                                     $        -      $        -      $        -      $  10,800,000   $  10,800,000
                                                  =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At December 31, 1995, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at December 31, 1995.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                       280                 264                 94%
 Ashley Pointe at Eagle Crest                Evansville, IN                        150                 137                 91%
 Woodbridge Apts. of Louisville II           Louisville, KY                        190                 175                 92%
 Northwoods Lake Apartments                  Duluth, GA                            492                 473                 96%
 Ashley Square                               Des Moines, IA                        144                 134                 93%
 Shoals Crossing                             Atlanta, GA                           176                 168                 95%
 Arama Apartments                            Miami, FL                             293                 291                 99%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,642                 95%
                                                                        ==============      ==============      ==============

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

Distributions to BUC Holders currently consist of interest received from mortgage loans, interest on temporary cash investments and withdrawals from reserves. For the year ended December 31, 1995, a net amount of $298,938 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1995, was $1,073,700. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short-term or long-term debt financing arrangements or issue additional BUCs to meet short-term and long-term liquidity requirements.

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Regular monthly distributions
  Income                                                                $        .5400      $        .5400      $        .6017
  Return of capital                                                              -                    -                  .1333
                                                                        --------------      --------------      --------------
                                                                        $        .5400      $        .5400      $        .7350
                                                                        ==============      ==============      ==============
Distributions
  Paid out of current and prior undistributed cash flow                 $        .5400      $        .5400      $        .7225
  Paid out of reserves                                                           -                    -                  .0125
                                                                        --------------      --------------      --------------
                                                                        $        .5400      $        .5400      $        .7350
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

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage loans in order to establish, when necessary, valuation reserves on mortgage loans. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. The fair value of the collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral.

Based on the foregoing methodology, valuations and reviews performed during 1995 indicated that the mortgage loans recorded on the balance sheet at December 31, 1995, required no adjustments to the carrying amounts.

At December 31, 1995, five of the Partnership's seven tax-exempt mortgage loans were classified as nonperforming. The loans will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage loans generate sufficient net cash flow to bring the mortgage loans fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 93% during 1995, compared to 96% during 1994. Interest is recognized as income on this loan on the modified cash basis. Interest earned in 1995 was $1,139,764 compared to $1,103,086 in 1994 and was approximately $69,000 more than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is primarily the result of additional interest paid out of the property's cash reserves. The net operating income of the property increased slightly (approximately .7%) from 1994 to 1995.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 96% during 1995, compared to 93% during 1994. Interest is recognized as income on this loan on the modified cash basis. Interest earned in 1995 was $417,517 compared to $402,385 in 1994 and was approximately $152,000 less than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is the result of an increase in cash flow generated by the property resulting from an increase in rental income due to an increase in average occupancy. This increase was partially offset by higher property improvement expenses due to painting the exterior of the property.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 93% during 1995, compared to 96% during 1994. Interest is recognized as income on this loan on the modified cash basis. Interest earned in 1995 was $782,501 compared to $797,958 in 1994. Although the Partnership received approximately $20,000 more than the amount needed to pay the base interest in 1995, the cash flow generated by the property was approximately $15,000 less in 1995 compared to 1994. This decrease is the result of a decrease in average occupancy and an increase in operating expenses, primarily personnel costs.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 97% during 1995, compared to 98% during 1994. Interest is recognized as income on this loan on the modified cash basis. Interest earned by the Partnership in 1995 was $1,932,146 compared to $1,831,556 in 1994 but was approximately $214,000 less than the amount needed to pay the base interest. The increase in interest earned from 1994 to 1995 is due to an increase in the net operating income generated by the property in 1995 compared to 1994. This increase is due to an increase in rental revenue resulting from rental rate increases which was partially offset by increased operating expenses consisting primarily of increases in real estate taxes and personnel costs.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 98% during 1995, compared to 97% during 1994. Interest is recognized as income on this loan on the modified cash basis. Interest earned in 1995 was $476,308 compared to $427,388 in 1994 but was approximately $76,000 less than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is due to an increase in rental income resulting from an increase in average occupancy and a decrease in operating expenses primarily due to a decrease in property improvements.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 95% during 1995, compared to 96% during 1994. The property was current on its interest payments throughout 1995 and debt service on the mortgage loan was generally made from property cash flow. However, withdrawals of approximately $51,000 were made from the property's cash reserves to keep interest payments current. Withdrawals from reserves were made because the net operating income generated by the property in 1995 was approximately $26,000 less than 1994. This decrease is due to increases in property improvements, personnel and utilities expenses which more than offset an increase in rental income resulting from increases in rental rates.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 99% during 1995 and 1994. Interest on this loan, at the base interest rate, is current. In addition, $166,940 of contingent interest was earned in 1995 compared with $211,319 in 1994. The decrease in contingent interest is due to a decrease of approximately $102,000 in the net operating income for the property from 1994 to 1995. This decrease is a result of a slight decrease in rental income and an increase in operating expenses primarily due to an increase in repairs and maintenance expenses.

Results of Operations

The Partnership ended its tenth full year of operations on December 31, 1995. Due to the transfer of real estate and related debt to the REIT on June 1, 1993, the 1995 and 1994 financial statements do not reflect any real estate operations; the 1993 financial statements only reflect five months of real estate operations. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Mortgage investment income                                              $    6,159,236      $    5,973,373      $    5,461,438
Rental income                                                                     -                   -              5,148,252
Interest income on temporary cash investments                                   42,319              24,046              31,700
Contingent interest income                                                     166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,368,495           6,208,738          10,833,733
                                                                        --------------      --------------      --------------
General and administrative expenses                                            585,926             478,438           1,033,708
Real estate operating expenses                                                    -                   -              2,457,071
Depreciation                                                                      -                   -              1,205,631
Interest expense                                                                  -                   -                400,931
                                                                        --------------      --------------      --------------
                                                                               585,926             478,438           5,097,341
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1994           From 1993
                                                                        --------------      --------------
Mortgage investment income                                              $      185,863      $      511,935
Rental income                                                                     -            	(5,148,252)
Interest income on temporary cash investments                                   18,273              (7,654)
Contingent interest income                                                     (44,379)             18,976
                                                                        --------------      --------------
                                                                               159,757          (4,624,995)
                                                                        --------------      --------------
General and administrative expenses                                            107,488            (555,270)
Real estate operating expenses                                                    -             (2,457,071)
Depreciation                                                                      -             (1,205,631)
Interest expense                                                                  -               (400,931)
                                                                        --------------      --------------
                                                                               107,488          (4,618,903)
                                                                        --------------      --------------
Net income                                                              $       52,269      $       (6,092)
                                                                        ==============      ==============

Mortgage investment income during 1995 was approximately $186,000 greater than 1994. This increase is attributable to increased cash flow from Northwoods Lake Apartments of $101,000, Ashley Square of $49,000, Woodbridge Apts. of Bloomington III of $36,000 and Ashley Pointe at Eagle Crest of $15,000 offset by a decrease from Woodbridge Apartments of Louisville II of $15,000. The increases in cash flow are generally attributable to increases in rental income due to an increase in average occupancy and/or rental rate increases. See the discussion of each property in the Asset Quality section for additional information.

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

The decrease in contingent interest income of $44,379 from 1994 to 1995 and the increase of $18,976 from 1993 to 1994 are attributable to cash flow fluctuations from the Arama Apartments. The decrease in contingent interest income from 1994 to 1995 is a result of a decrease in rental income and an increase in operating expenses primarily due to an increase in repairs and maintenance expenses. The increase in contingent interest income from 1993 to 1994 is attributable to an increase in net operating income due to higher rental income resulting from an increase in rental rates which was partially offset by higher real estate operating expense.

The increase in interest income on temporary cash investments of $18,273 is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates. The decrease in interest income on temporary cash investments of $7,654 from 1993 to 1994 is attributable to withdrawals made from Partnership reserves during 1994.

General and administrative expenses increased $107,488 from 1994 to 1995 primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses. General and administrative expenses decreased $555,270 from 1993 to 1994 due primarily to the transfer of the properties to the REIT and the distribution of the REIT shares to the BUC Holders on June 1, 1993.

Due to the transfer of real estate and related debt to the REIT on June 1, 1993, the 1995 and 1994 financial statements do not reflect any real estate operations and the 1993 financial statements only reflect five months of real estate operations. Accordingly rental income, real estate operating expenses, depreciation and interest expenses all decreased from 1993 to 1994.

The table below segregates the results of operations for the Partnership's tax-exempt mortgage lending activities and real estate operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Tax-exempt mortgage lending:
  Mortgage investment income                                            $    6,159,236      $    5,973,373      $    5,461,438
  Contingent interest income                                                   166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,326,176           6,184,692           5,653,781
                                                                        --------------      --------------      --------------
Real estate operations:
  Rental income                                                                   -                   -              5,148,252
  Operating expenses                                                              -                   -             (2,457,071)
  Depreciation                                                                    -                   -             (1,205,631)
  Interest expense                                                                -                   -               (400,931)
                                                                        --------------      --------------      --------------
                                                                                  -                   -              1,084,619
                                                                        --------------      --------------      --------------

Interest income on temporary cash investments                                   42,319              24,046              31,700
General and administrative expenses                                           (585,926)        	  (478,438)         (1,033,708)
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============

     Item 8. Financial Statements and Supplementary Data. The Financial Statements of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference. In addition the Financial Statements of Northwood Lake Apartments, L.P. are set forth in Item 14 hereof and are incorporated herein by reference. The financial statements of Northwood Lake Apartments, L.P. are included pursuant to SAB Topic 1I.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

                                   PART III

     Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Two ("AFCA") and its general partner, America First Companies L.L.C.. The following individuals are the managers and officers of America First Companies L.L.C., and each serves for a term of one year.


     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             President, Chief
                             Executive Officer and Manager

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
George Kubat               Manager                          1994
Martin Massengale          Manager                          1994
Alan Baer                  Manager                          1994
Gail Walling Yanney        Manager                          1996

     Michael B. Yanney, 62, is the Chairman and Chief Executive Officer of various affiliates of AFCA which manage public investment funds which have raised over $1.3 billion since 1984. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Sante Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc., and PKS Information Services Inc..

     Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of AFCA since July 1984. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

     William S. Carter, M.D., 69, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

     George Kubat, 50, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

     Martin Massengale, 62, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as Interim President from August 1989, as Chancellor of the University of Nebraska-Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company.

     Alan Baer, 73, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which was, until its acquisition, one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

     Gail Walling Yanney, 60, is a retired physician. Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson Foundation until October of 1995. In addition, she is a former director of Firstier Bank, N.A., Omaha. Ms. Yanney is the wife of Michael Yanney.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies, L.L.C. (the general partner of AFCA) receives compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1995 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First Companies, L.L.C. and no partner of AFCA owns any BUCs.

          (c) LBI Group Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LBI Group Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner; (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law; or, (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

          There exists no other arrangement known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Companies L.L.C..

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA , America First Companies L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C.; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

     During 1995, the Registrant paid or reimbursed AFCA $565,149 or America First Companies L.L.C. for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     The Registrant has entered into property management agreements with America First Properties Management, Inc. (the "Manager") with respect to the day-to-day operation of Ashley Square and Northwoods Lake Apartments. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or
(ii) the Manager's actual cost for providing such services. During the year ended December 31, 1995, the Registrant paid the Manager property management fees of $202,166.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1A. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Accountants' Report dated March 22, 1996.

               Balance Sheets of the Registrant as of December 31, 1995, and December 31, 1994.

               Statements of Income of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

               Statements of Partners' Capital of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

               Statements of Cash Flows of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

               Notes to Financial Statements of the Registrant.

               B. Financial Statements of Northwood Lake Apartments (the "Property"). The following financial statements of the Property are included in response to Item 8 of this report:

               Independent Accountants' Report dated January 26, 1996.

               Balance Sheet of the Property as of December 31, 1995.

               Statement of Income of the Property for the year ended December 31, 1995.

               Statement of Partners' Capital of the Property for the year ended December 31, 1995.

               Statement of Cash Flows of the Property for the year ended December 31, 1995.

               Notes to Financial Statements of the Property.

               2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

                    3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Form S-11 Registration Statement filed August 30, 1985, with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 2-99997)).

                    4(a).Agreement of Limited Partnership dated November 11,
               1985, (incorporated herein by reference to Form 10-K dated December 31, 1986, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 0-14314)).

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

Independent Accountants' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheets of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 22, 1996                                         Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,103,805      $      840,454
 Investment in tax-exempt mortgage loans, net of
  allowance for loan losses (Note 5)                                                            66,026,000          66,026,000
 Interest receivable                                                                               556,466             496,939
 Other assets                                                                                       12,645              16,263
                                                                                            --------------      --------------
                                                                                            $   67,698,916      $   67,379,656
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      145,520      $      125,198
  Distribution payable (Note 3)                                                                    453,597             453,597
                                                                                            --------------      --------------
                                                                                                   599,117             578,795
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                    6,443               3,453
  Beneficial Unit Certificate Holders
   ($6.72 per BUC in 1995 and $6.69 in 1994)                                                    67,093,356          66,797,408
                                                                                            --------------      --------------
                                                                                                67,099,799          66,800,861
                                                                                            --------------      --------------
                                                                                            $   67,698,916      $   67,379,656
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.


AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Income
 Mortgage investment income (Note 5)                                    $    6,159,236      $    5,973,373      $    5,461,438
 Rental income                                                                    -                   -              5,148,252
 Interest income on temporary cash investments                                  42,319              24,046              31,700
 Contingent interest income (Note 5)                                           166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,368,495           6,208,738          10,833,733
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)                                  585,926             478,438           1,033,708
 Real estate operating expenses                                                   -         	         -              2,457,071
 Depreciation                                                                     -                   -              1,205,631
 Interest expense                                                                 -                   -                400,931
                                                                        --------------      --------------      --------------
                                                                               585,926             478,438           5,097,341
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       97,891      $      108,020      $      115,583
 BUC Holders                                                                 5,684,678           5,622,280           5,620,809
                                                                        --------------      --------------      --------------
                                                                        $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============
Net income per BUC                                                      $          .57      $          .56      $          .56
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992 TO DECEMBER 31, 1995

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------      --------------      --------------
Balance at December 31, 1992                                            $       16,607      $  129,531,701      $  129,548,308
Net income                                                                     115,583           5,620,809           5,736,392
Cash distributions paid or accrued (Note 3)
  Income                                                                      (119,456)         (6,004,288)         (6,123,744)
  Return of Capital                                                               -             (1,330,370)         (1,330,370)
  Distribution of America First REIT, Inc. (REIT) stock and cash (Note 1)      (11,640)        (61,253,994)        (61,265,634)
                                                                        --------------      --------------      --------------
Balance at December 31, 1993                                                     1,094          66,563,858          66,564,952
Net income                                                                     108,020           5,622,280           5,730,300
Cash distributions paid or accrued (Note 3)
  Income                                                                      (105,661)         (5,388,730)         (5,494,391)
                                                                        --------------      --------------      --------------
Balance at December 31, 1994                                                     3,453          66,797,408          66,800,861
Net income                                                                      97,891           5,684,678           5,782,569
Cash distributions paid or accrued (Note 3)
  Income                                                                       (94,901)         (5,388,730)         (5,483,631)
                                                                        --------------      --------------      --------------
Balance at December 31, 1995                                           $         6,443      $   67,093,356      $   67,099,799
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    5,782,569      $    5,730,300      $    5,736,392
    Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                                                -                   -              1,205,631
      Decrease (increase) in interest receivable                               (59,527)             19,542           (121,057)
      Decrease in other assets                                                   3,618                 315              10,863
      Increase (decrease) in accounts payable                                   20,322               6,577           (275,130)
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                5,746,982           5,756,734           6,556,699
                                                                        --------------      --------------      --------------
Cash flows from financing activities
  Distributions paid                                                        (5,483,631)         (5,494,391)         (7,867,411)
  Cash transferred to the REIT                                                    -                   -             (1,859,447)
                                                                        --------------      --------------      --------------
    Net cash used in financing activities                                   (5,483,631)         (5,494,391)         (9,726,858)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments                 263,351             262,343          (3,170,159)
Cash and temporary cash investments at beginning of year                       840,454             578,111           3,748,270
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    1,103,805      $      840,454      $      578,111
                                                                        ==============      ==============      ==============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                              $         -         $         -         $      400,931
                                                                        ==============      ==============      ==============
Supplemental disclosure of non-cash investing and financing activities
  The following non-cash assets and liabilities of the Partnership were transferred to the REIT in exchange for common
    stock of the REIT:
      Real estate                                                       $         -         $         -         $   71,134,154
      Other assets                                                                -                   -                161,826
      Accounts payable                                                            -                   -             (1,109,973)
      Bonds payable                                                               -                   -            (10,800,000)
                                                                        --------------      --------------      --------------
                                                                        $         -         $         -         $   59,386,007
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B)Investment in Tax-Exempt Mortgage Loans
   The Partnership records its investment in tax-exempt mortgage loans at cost. Accrual of mortgage interest income is excluded from income, when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C)Allowance for Loan Losses
   The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which the Partnership considers impaired. Loans are considered impaired when it is probable that the Partnership will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all loans were considered impaired at December 31, 1995. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. Financial Accounting Standard (FAS) No. 114 "Accounting by Creditors for Impairment of a Loan" had no effect on the Partnership's financial statements.

   The fair value of the collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

 D)Depreciation
   Depreciation on the real estate properties prior to the transfer to the REIT is based on the estimated useful life of the property (27 1/2 years) using the straight-line method.

 E)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.
   The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,053,597 at December 31, 1995, and December 31, 1994.

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

Cash distributions are presently made on a monthly basis, but may be made quarterly if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,073,700 at December 31, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

The mortgage loans are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage loans do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage loans. The mortgage loans are nonrecourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage loans is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage loan, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

The mortgage loans provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties or out of a portion of the sale or refinancing proceeds from the properties, subject to various priority payments. The principal of the mortgage loans will not be amortized during the terms of the mortgage loans, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage loan at any time after the tenth year of such mortgage loan and each mortgage loan will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage loans are due and payable upon the sale of the related properties. Accordingly, the Partnership does not expect to hold any mortgage loan for more than 12 years. The Partnership may waive compliance with any of the terms of the mortgage loans.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the tax-exempt mortgage loans owned by the Partnership at December 31, 1995, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest      	    Carrying       Income Earned
  Property Name                 Location             of Units      Date            Rate1            Amount             in 1995
  ------------------------      ----------------     ---------     ---------  ---------     --------------      --------------
  Performing loans:
    Shoals Crossing             Atlanta, GA             176        12/01/09        8.5%     $    4,500,000      $      382,500
    Arama Apartments            Miami, FL               293        07/01/10        8.5%         12,100,000           1,028,500
                                                                                            --------------      --------------
                                                                                                16,600,000           1,411,000
                                                                                            --------------      --------------
  Nonperforming loans:2
    Woodbridge Apts. of
    Bloomington III             Bloomington, IN         280        12/01/15        8.5%         12,600,000           1,139,764
    Ashley Pointe at
    Eagle Crest                 Evansville, IN          150        12/01/15        8.5%          6,700,000             417,517
    Woodbridge Apts. of
    Louisville II               Louisville, KY          190        12/01/15        8.5%          8,976,000             782,501
    Northwoods Lake
    Apartments                  Duluth, GA              492        12/01/06        8.5%         25,250,000           1,932,146
    Ashley Square               Des Moines, IA          144        12/01/09        8.5%          6,500,000             476,308
                                                                                            --------------      --------------
                                                                                                60,026,000           4,748,236
                                                                                            --------------      --------------
                                                                                                76,626,000       $   6,159,236
  Less allowance for loan losses                                                               (10,600,000)     ==============
                                                                                            --------------
  Balance at December 31, 1995 (which approximates fair value)                              $   66,026,000
                                                                                            ==============

  1 In addition to the base interest rates shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $166,940 in 1995, $211,319 in 1994 and $192,343 in
1993.

  2 Nonperforming loans are loans which are not fully current as to interest payments. The amount of foregone interest on nonperforming loans was $442,279 in 1995, $606,921 in 1994 and $1,051,772 in 1993.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
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
                                                                        ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage loans is as follows:

                                                                         Dec. 31, 1995
                                                                        --------------
Assets
  Real estate                                                           $   48,913,919
  Restricted deposits and funded reserves                                      639,393
  Other assets                                                               1,467,586
                                                                        --------------
                                                                        $   51,020,898
                                                                        ==============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                          $   98,313,688
    Accrued interest payable                                                 6,763,655
    Other liabilities                                                        3,449,862
  Partners' Capital (Deficit)                                              (57,506,307)
                                                                        --------------
                                                                        $   51,020,898
                                                                        ==============

Rental income                                                           $   11,808,766
                                                                        ==============
Net loss                                                                $   (3,330,449)
                                                                        ==============










































AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts are presented on a cash basis and do not reflect accruals made at each year end.


                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      363,489      $      265,914      $      248,049
Investor services and custodial fees                                            72,216              96,249             106,456
Professional fees and expenses                                                  29,988              28,206              85,137
Report preparation and distribution                                             27,809              30,030              51,998
Insurance                                                                       21,104              15,277               3,801
Other expenses                                                                  20,602               6,722               9,179
Registration fees                                                               16,461              15,009              13,289
Telephone                                                                        8,729               7,538               7,429
Consulting and travel expenses                                                   4,751              13,840              17,612
Stock certificates                                                                -                    872               1,874
REIT conversion expenses                                                          -                   -                173,103
                                                                        --------------      --------------      --------------
                                                                        $      565,149      $      479,657      $      717,927
                                                                        ==============      ==============      ==============

AFCA 2 received from property owners administrative fees of $54,450, $54,450 and $54,456 in 1995, 1994 and 1993, respectively. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. In addition, pursuant to the Limited Partnership Agreement, AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 2 was $188,569 for 1993. The Partnership has not paid any administrative fees subsequent to June 1, 1993, when all foreclosed properties were transferred to the REIT. AFCA
2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $202,166 in 1995, $164,490 in 1994 and $144,285 in 1993. Property management fees of $190,661 were paid from January 1, 1993, through May 31, 1993, for the properties transferred to the REIT.

The Partnership incurred expenses in conjunction with the distribution of REIT stock totaling $259,627 in 1993 ($173,103 was paid by an affiliate and reimbursed by the Partnership and $86,524 was paid directly by the Partnership).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

7.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1995 to December 31, 1995                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,653,868      $    1,568,278      $    1,589,741      $    1,556,608
Total expenses                                            (138,792)           (135,045)           (155,845)           (156,244)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,515,076      $    1,433,233      $    1,433,896      $    1,400,364
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $        .15        $          .14      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  7                   6-7/8               7                   7-1/8
  Low sale                                                   6-1/4               5-7/8               6                   6-1/4
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1994 to December 31, 1994                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,622,705      $    1,414,550      $    1,479,532      $    1,691,951
Total expenses                                            (124,942)           (138,382)           (115,390)            (99,724)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,497,763      $    1,276,168      $    1,364,142      $    1,592,227
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $        .15        $          .13      $          .13      $          .15
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  6-7/8               6-7/8               6-5/8               6-7/8
  Low sale                                                   6-3/8               6                   6                   5-1/4
                                                    ==============      ==============      ==============      ==============

The BUCs are quoted on the NASDAQ National Market System under the symbol AFTXZ. The high and low quarterly prices of the BUCs shown were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc. and represent final sale prices.

                        NORTHWOOD LAKE APARTMENTS, L.P.
                       	(A Georgia Limited Partnership)

                            	FINANCIAL STATEMENTS

                             	DECEMBER 31, 1995

                       T A B L E   O F   C O N T E N T S



                                                                           Page


AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

FINANCIAL STATEMENTS

  BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

  STATEMENT OF INCOME (UNAUDITED). . . . . . . . . . . . . . . . . . . . .	   3

  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
    (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  		3

STATEMENT OF CASH FLOWS (UNAUDITED). . . . . . . . . . . . . . . . . . . .  		4

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .	 5-6

To the Partners
Northwood Lake Apartments, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Northwood Lake Apartments, L.P., (a Georgia Limited Partnership), ("the Partnership"), as of December 31, 1995. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

This was our first audit of the Partnership's balance sheet, and, in accordance with management's instructions, we did not extend our auditing procedures to enable us to express, and we do not express, an opinion on the consistency of application of accounting principles with the preceding year. Because we were not engaged to audit the statements of income, retained earnings, and cash flows, we did not extend our auditing procedures to enable us to express an opinion on results of operations and cash flows for the year ended December 31, 1995. Accordingly, we express no opinion on them.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Northwood Lake Apartments, L.P., as of December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying balance sheet has been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring losses from operations and has a working capital and a net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         Mueller, Prost, Purk & Willbrand, P.C.
January 26, 1996	                        Certified Public Accountants

                             FINANCIAL STATEMENTS











































NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
BALANCE SHEET
DECEMBER 31, 1995

ASSETS

Current Assets
 	Cash	                                                                 $    		251,888
 	Tenant accounts receivable	                                                    2,603
	 Other receivables	                                                             1,000
	 Prepaid expenses	                                                             30,805
                                                                        --------------
	 Total Current Assets	                                                                     $    		286,296

Funded Deposits Held in Trust
 	Security deposits	                                                                         						107,089

Restricted Deposits and Funded Reserves
 	Mortgage escrow deposits				                                                  28,058
 	Reserve for replacements			                                                  122,726
                                                                        --------------
 	Total Restricted Deposits and Funded Reserves				                                               	150,784

Property and Equipment
 	Land					                                                                  3,787,500
 	Buildings			                                                              19,947,500
 	Equipment				                                                            		1,515,000
                                                                        --------------
 	Total Property and Equipment					                                         25,250,000
 	Less: Accumulated depreciation				                                       		1,936,408
                                                                        --------------
 	Net Property and Equipment 			                                                            				23,313,592
                                                                                            --------------
 	Total Assets					                                                                         $	 	23,857,761
                                                                                            ==============


LIABILITIES

Current Liabilities
 	Accounts payable						                                                $      		8,927
 	Other accrued expenses								                                                14,342
 	Accrued interest payable								                                           2,094,629
 	Prepaid rent								                                                          30,116
                                                                        --------------
 	Total Current Liabilities								                                                         $	  	2,148,014

Deposit Liabilities
	 Security deposits										                                                                      106,799

Long-Term Liabilities
	 Mortgage payable								                                                                     	25,250,000
                                                                                            --------------
 	Total Liabilities								                                                                     27,504,813

PARTNERS' EQUITY (DEFICIT)

Partners' Equity (Deficit)								                                                              (3,647,052)
                                                                                            --------------
	 Total Liabilities and Partners' Equity (Deficit)								                                  $	 	23,857,761
                                                                                            ==============

The Notes to Financial Statements are an integral part of this statement

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENT OF INCOME (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

Income
 	Rental income									                                                $  		3,540,178
	 Interest income				                                                           30,802
 	Forfeited Security Deposit				                                                21,073
 	Other income				                                                              72,685
                                                                        --------------
 	Total Income					                                                                         $  		3,664,738
                                                                                            --------------
Expenses
 	Operating Expenses
	  	Advertising and promotional fees						                                     	35,244
		  Insurance						                                                            	30,771
	  	Professional fees						                                                    	10,719
	  	Real estate and personal property taxes					                               355,200
	  	Salaries and wages						                                                  	284,689
	  	Utilities					                                                           		321,975
                                                                        --------------
    Total Operating Expenses 										                                                          1,038,598

 	Maintenance Expenses
	  	Cleaning									                                                            4,761
		  Repairs and maintenance							                                           		252,173
		  Security								                                                            	 	502
		  Supplies									                                                           50,059
                                                                        --------------
 	  Total  Maintenance Expenses 				 									                                                    	307,495

 	Management Expenses
	  	Administrative and office										                                       		61,223
		  Management fees												                                                162,552
                                                                        --------------
   	Total Management Expenses													                                                       		223,775

 	Mortgage Interest Expense												                                                       			2,146,250

	 Other Expenses
		  Administrative fees											                                             	15,567
		  Depreciation											                                                   	677,363
                                                                        --------------
	   Total Other Expenses														                                                            	692,930
                                                                                            --------------
  Total Expenses												                                                                   		4,409,048
                                                                                            --------------
  Net Loss							                                                                          				$		(744,310)
                                                                                            ==============

NORTHWOOD LAKE APARTMENTS, L.P.
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                     Total
                                                           General             Limited           Partners'
                                                           Partner             Partner             Deficit
                                                    --------------      --------------      --------------
Balance, December 31, 1994	                         $		    (29,027)	    $  	(2,873,715)	   	$	 	(2,902,742)

Net Loss for the Year			                                    (7,443)			        (736,867)		         (744,310)
                                                    --------------      --------------      --------------
Balance, December 31, 1995	                         $	    	(36,470)    	$	  (3,610,582)		   $	 	(3,647,052)
                                                    ==============      ==============      ==============
Partners'Percentage of Partnership Losses			                  1.00%		           	99.00%		           100.00%
                                                    ==============      ==============      ==============

The Notes to Financial Statements are an integral part of this statement

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

Cash Flows from Operating Activities
	 Net loss															                                                                   $   		(744,310)
                                                                                            --------------
 	Adjustments to reconcile net loss to net cash used by operating activities
	 	 Depreciation																                                                                  	677,363
		  Change in assets - (increase) decrease
			   Tenant accounts receivable																                                                   	(2,603)
  	 		Other receivables																                                                           		(1,000)
  	 		Prepaid expenses																                                                           		(30,805)
  		 	Security deposits																                                                           	  	(290)
 	 	Change in liabilities - increase (decrease)
	   		Accounts payable																                                                           	 	(1,069)
  		 	Other accrued expenses																	                                                         (168)
  			 Accrued interest payable																                                                    	214,103
  	 		Prepaid rent																                                                           	     	30,116
                                                                                            --------------
  	 Total Adjustments	  															                                                         	 	885,647
                                                                                            --------------
  Net Cash Provided by Operating Activities														                                         	141,337
                                                                                            --------------
Cash Flows from Financing Activities
 	Net deposits and withdrawals in restricted deposits and funded reserves																        	(125,855)
	                                                                                           --------------
  Net Cash Used by Financing Activities														                                            	(125,855)
                                                                                            --------------
Net Increase in Cash															                                                            	  		15,482

Cash - Beginning of Year															                                                          		236,406
                                                                                            --------------
Cash - End of Year															                                                           $    		251,888
                                                                                            ==============

The Notes to Financial Statements are an integral part of this statement

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 	ORGANIZATION

        Northwood Lake Apartments, L.P., a Georgia Limited Partnership, (the "Partnership"), was formed on February 22, 1993, pursuant to the terms of an Agreement of Limited Partnership (the "Agreement") for the purpose of acquiring and operating the Northwood Lake Apartments complex, a 492-unit apartment complex located in Duluth, Georgia (the "Project"). The Partnership will dissolve on December 31, 2013, unless sooner dissolved pursuant to any provision of the Partnership agreement.

        The general partner of the Partnership is First Communities Equities, Inc., a Georgia corporation, which owns a 1% interest. As the limited partner with a 99% interest, Robert L. Johnston's liability is limited to his total amount of capital contributions. The net income or loss of the Partnership is allocated among the partners in accordance with their respective percentage interests.

NOTE 2 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Method of Accounting

        The accompanying financial statements have been prepared on the accrual basis of accounting. The Project reports its operating results for income tax purposes on the cash basis. No provision for income taxes is made because any liability for income taxes is that of the individual partners and not that of the Project.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

      		Concentration of Credit Risk

        The Project maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1995, the Project's uninsured cash balances totaled $178,125.

        Bad Debts (Unaudited)

        The Project records bad debts using the allowance for doubtful accounts method. No bad debt expense was recorded for the period ended December 31, 1995.

      		Property and Equipment (Unaudited)

        Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

        Depreciation is calculated using the straight-line method over estimated useful lives ranging from 10 to 40 years. The total depreciation expensed in 1995 was $677,363.


NOTE 3	 STATEMENT OF CASH FLOWS (UNAUDITED)

        For purposes of the statement of cash flows, the Project considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        Cash paid during the year for:

          Interest...............................................	$		1,932,147

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4	 RESTRICTED DEPOSITS AND FUNDED RESERVES

        Taxes and insurance escrow reserves, consisting of money market funds, are maintained under the control of the mortgage note holder for the benefit of the Project in an interest-bearing account with a federally insured financial institution. Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to operating cash quarterly.

        Reserve for Replacements are maintained under the control of the mortgage noteholder for the benefit of the Project in an interest bearing account with a federally insured financial institution. The mortgage requires a monthly payment of $5,260 to be used for future major capital improvements to the Project.


NOTE 5	 ACCRUED INTEREST PAYABLE

        Since 1990, the Project's cash flows have been insufficient to pay the base interest due on the mortgage payable. The $2,094,629 accrued interest payable at December 31, 1995, represents the cumulative shortfall to date.

NOTE 6	 MORTGAGE PAYABLE

        The financing of the condominium complex has been provided by America First Tax Exempt Mortgage Fund Limited Partnership, utilizing proceeds of the Multi-Family Mortgage Revenue Note, Series 1985, issued by the Housing Authority of the City of Buford, Georgia.

        The note is secured by a Deed of Trust on the income producing property, assignment of rents and a security agreement. The note, amended as of April 1, 1991, has a term of 10 years from the date of the amendment. The note bears interest at 8.5% and contingent interest at 16%. The accrued base interest will be paid according to the priority of cash flows set forth in the amended note. Any contingent interest that is not paid will be deferred without interest and paid in arrears.

NOTE 7	 MANAGEMENT FEE TRANSACTIONS (UNAUDITED)

        The Project is required to pay America First Properties Management, Inc. a management fee of 4.5% of gross collected receipts. Management fees amounted to $162,552 for the year ended December 31, 1995. Included in accounts payable at December 31, 1995, is $8,645 due to America First Properties Management, Inc.

        America First Properties Management, Inc., also charges an administrative service charge of $1 per unit per month to offset the costs of providing management and administrative services to the Project. Administrative service charges for 1995 are $15,567.


NOTE 8	 GOING CONCERN CONSIDERATIONS

        The Partnership has recurring losses, a working capital deficiency and a $3,647,052 deficit in partners' capital at December 31, 1995. In addition, the mortgage payable is delinquent and accrued interest is not being paid in full each year. These considerations raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time.

        Management has stated that the mortgagee has elected not to foreclose on the mortgage due to current satisfaction of yield and a desire to keep the bonds current. Furthermore, although there is a large interest accrual, the mortgagee has no intention of accelerating the debt.

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

                              AMERICA FIRST TAX EXEMPT
                              MORTGAGE FUND LIMITED
                              PARTNERSHIP

                              By America First Capital
                                 Associates Limited
                                 Partnership Two, General
                                 Partner of the Registrant

                              By America First Companies L.L.C.,
                                 General Partner of
                                 America First Capital
                                 Associates Limited
                                 Partnership Two


                              By /s/ Michael Thesing
                                 Michael Thesing, Vice
                                 President

Date:  March 27, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 27, 1996         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Vice President, Secretary,
                                 Treasurer and Manager, (Chief
                                 Financial and Accounting
                                 Officer)

Date:  March 27, 1996         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 27, 1996         By
                                 George Kubat,
                                 Manager

Date:  March 27, 1996         By /s/ Martin Massengale*
                                 Martin Massengale,
                                 Manager

Date:  March 27, 1996         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 27, 1996         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
		       America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                               							   /s/ William S. Carter
                                                 							William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1996.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                                							 /s/  Martin Massingale
                                                							Martin Massingale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of March, 1996.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer