Form 10-Q
period 1996-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-05-16
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,193,874      $    1,103,805
  Investment in tax-exempt mortgage loans, net of
    allowance for loan losses (Note 5)                                                          66,026,000          66,026,000
  Interest receivable                                                                              522,418             556,466
  Other assets                                                                                      33,107              12,645
                                                                                            --------------      --------------
                                                                                            $   67,775,399      $   67,698,916
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $       69,523      $      145,520
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   523,120             599,117
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  7,968               6,443
    Beneficial Unit Certificate Holders
      ($6.74 per BUC in 1996 and $6.72 in 1995)                                                 67,244,311          67,093,356
                                                                                            --------------      --------------
                                                                                                67,252,279          67,099,799
                                                                                            --------------      --------------
                                                                                            $   67,775,399      $   67,698,916
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Income
  Mortgage investment income                                                                $    1,648,968      $    1,600,017
  Interest income on temporary cash investments                                                     10,434               8,884
  Contingent interest income (Note 5)                                                               27,763              44,967
                                                                                            --------------      --------------
                                                                                                 1,687,165           1,653,868
Expenses
  General and administrative expenses (Note 6)                                                     167,165             138,792
                                                                                            --------------      --------------
Net income                                                                                  $    1,520,000      $    1,515,076
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       21,863      $       25,943
  BUC Holders                                                                                    1,498,137           1,489,133
                                                                                            --------------      --------------
                                                                                            $    1,520,000      $    1,515,076
                                                                                            ==============      ==============
Net income per BUC                                                                          $          .15      $          .15
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Balance at December 31, 1995                                            $        6,443     $    67,093,356      $   67,099,799
Net income                                                                      21,863           1,498,137           1,520,000
Cash distributions paid or accrued (Note 3)
  Income                                                                       (20,338)         (1,347,182)         (1,367,520)
                                                                        --------------     ---------------      --------------
Balance at March 31, 1996                                               $        7,968     $    67,244,311      $   67,252,279
                                                                        ==============     ===============      ==============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,520,000      $    1,515,076
    Adjustments to reconcile net income to net cash
      from operating activities
        Decrease (increase) in interest receivable                                                  34,048             (26,259)
        Increase in other assets                                                                   (20,462)            (15,879)
        Decrease in accounts payable                                                               (75,997)            (25,665)
                                                                                            --------------      --------------
  Net cash provided by operating activities                                                      1,457,589           1,447,273

Cash flow used in financing activity
  Distributions paid                                                                            (1,367,520)         (1,367,155)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                 90,069              80,118
Cash and temporary cash investments at beginning of period                                       1,103,805             840,454
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,193,874      $      920,572
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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

  C)Allowance for Loan Losses
    The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which the Partnership considers impaired. Loans are considered impaired when it is probable that the Partnership will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all loans were considered impaired at March 31, 1996. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral.
    The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,226,180 at March 31, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE LOANS

Descriptions of the tax-exempt mortgage loans owned by the Partnership at March 31, 1996, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
- ------------------------          -----------------         --------         --------         ---------         --------------
Performing loans:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                --------------
                                                                                                                    16,600,000
                                                                                                                --------------
Nonperforming loans:2
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280            12/01/15             8.5%             12,600,000
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150            12/01/15             8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190            12/01/15             8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492            12/01/06             8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    60,026,000
                                                                                                                --------------
                                                                                                                    76,626,000
Less allowance for loan losses                                                                                     (10,600,000)
                                                                                                                --------------
Balance at March 31, 1996                                                                                       $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $27,763 during 1996.

  2 Nonperforming loans are loans which are not fully current as to interest payments. The amount of foregone interest on nonperforming loans for 1996 was $45,467.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1996 was $251,477. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received administrative fees totalling $13,613 from property owners during 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $56,251 in 1996.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At March 31, 1996, the Partnership continued to hold seven tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, equal to $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at March 31, 1996.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
- -------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 262                 94%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 142                 95%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 179                 94%
Northwoods Lake Apartments                     Duluth, GA                          492                 473                 96%
Shoals Crossing                                Atlanta, GA                         176                 159                 90%
Ashley Square                                  Des Moines, IA                      144                 136                 94%
Arama Apartments                               Miami, FL                           293                 292                100%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,643                 95%
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

During the quarter ended March 31, 1996, undistributed income totaling $152,480 was placed in reserves. The total amount held in reserves at March 31, 1996, was $1,226,180. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage loans, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage loans in order to establish, when necessary, valuation reserves on mortgage loans. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first quarter of 1996 indicated that the mortgage loans recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

At March 31, 1996, five of the Partnership's seven tax-exempt mortgage loans were classified as nonperforming. The loans will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage loans generate sufficient net cash flow to bring the mortgage loans fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

The overall status of the Partnership's mortgage loans has generally remained constant since December 31, 1995.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1996      March 31, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage investment income                                              $    1,648,968      $    1,600,017      $       48,951
Interest income on temporary cash investments                                   10,434               8,884               1,550
Contingent interest income                                                      27,763              44,967             (17,204)
                                                                        --------------      --------------      --------------
                                                                             1,687,165           1,653,868              33,297
General and administrative expenses                                            167,165             138,792              28,373
                                                                        --------------      --------------      --------------
Net income                                                              $    1,520,000      $    1,515,076      $        4,924
                                                                        ==============      ==============      ==============

The increase in mortgage investment income for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995, is attributable to increased cash flow from properties collateralizing the tax-exempt mortgage loans, primarily Woodbridge Apts. of Bloomington III and Northwoods Lake Apartments. The decrease in contingent interest income is attributable to decreased cash flow from the Arama Apartments primarily due to an increase in repairs and maintenance expenses. The increase in interest income on temporary cash investments is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates. General and administrative expenses increased primarily as a result of increases in salaries and related expenses.

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

Dated:  May 15, 1996         AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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