Form 10-K405/A
period 1995-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-08-09
CIK 776734

FORM 10-K/A

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                                    PART I

     Item 1. Business. America First Tax Exempt Mortgage Fund Limited Partnership (the "Registrant" or the "Partnership") was formed as a limited partnership on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt mortgage bonds to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to provide its investors: (i) safety and preservation of capital; (ii) regular distributions of tax-exempt interest; and, (iii) potential for an enhanced tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the Registrant.

     The Registrant registered a total of 15,000,000 Beneficial Unit Certificates (BUCs) representing assignments of limited partnership interests with the Securities and Exchange Commission and sold a total of 9,979,128 BUCs at $20 per BUC for a total net capital contribution of $185,511,989 after the payment of certain organization and offering costs.

     The Registrant acquired 14 tax-exempt mortgage bonds with an aggregate principal amount equal to $177,196,000. At December 31, 1995, the Registrant continued to hold seven of these mortgage bonds with a carrying value (at estimated fair value) equal to $66,026,000.

     The tax-exempt mortgage bonds that the Registrant had acquired were issued by various state and local housing authorities to provide for the construction and/or permanent financing of 14 multifamily housing properties located in 10 states. The Registrant subsequently acquired seven of the properties (each, an "Acquired Property") through foreclosure or in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. (the "REIT") on June 1, 1993. Under the terms of the remaining mortgage bonds, the principal amounts do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends upon the economic performance of the real estate which collateralizes its remaining mortgage bonds. For this reason, the Registrant's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

     A description of the seven tax-exempt mortgage bonds held by the Registrant at December 31, 1995, (and the properties collateralizing such bonds) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

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

     Item 2. Properties. The Registrant had invested in 14 tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties. Descriptions of the properties collateralizing the mortgage bonds held by the Registrant at December 31, 1995, appear in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

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

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992   Dec. 31, 1991
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   6,159,236   $   5,973,373   $   5,461,438   $   5,648,743   $   8,382,777
Rental income                                              -	      	       -          5,148,252      11,982,940      10,678,643
Interest income on temporary cash investments            42,319          24,046          31,700          74,183          99,041
Contingent interest income                              166,940         211,319         192,343         122,596         110,288
General and administrative expenses                    (585,926)       (478,438)     (1,033,708)     (1,188,545)     (1,222,256)
Real estate operating expenses                             -               -         (2,457,071)     (5,855,599)     (5,434,374)
Depreciation                                               -               -         (1,205,631)     (2,893,516)     (2,714,061)
Interest expense                                           -               -           (400,931)       (963,002)       (991,014)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   5,782,569   $   5,730,300   $   5,736,392   $   6,927,800   $   8,909,044
                                                  =============   =============   =============   =============   =============
Net income per Beneficial Unit Certificate (BUC)  $         .57   $         .56   $         .56   $         .68   $	        .88
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .5400   $       .7350   $      1.0080   $      1.0080
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, net of
  allowance for bond losses                       $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Real estate acquired in settlement of bonds, net of
  accumulated depreciation and valuation allowance$        -      $        -      $        -      $  72,339,785   $  75,205,100
                                                  =============   =============   =============   =============   =============
Total assets                                      $  67,698,916   $  67,379,656   $  67,137,170   $ 142,698,746   $ 145,955,417
                                                  =============   =============   =============   =============   =============
Bonds payable                                     $        -      $        -      $        -      $  10,800,000   $  10,800,000
                                                  =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At December 31, 1995, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $66,026,000.

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
                                                                        ==============      ==============      ==============

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. Currently, the interest payments received on the tax-exempt mortgage bonds and interest on temporary cash investments represent the principal sources of the Partnership's income and distributable cash.
The Partnership may draw on the reserve to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

Distributions to BUC Holders currently consist of interest received from mortgage bonds, interest on temporary cash investments and withdrawals from reserves. For the year ended December 31, 1995, a net amount of $298,938 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1995, was $1,073,700. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

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
                                                                        ==============      ==============      ==============

On May 7, 1993, the Partnership announced the formation of a subsidiary company, America First REIT, Inc., a real estate investment trust. On June 1, 1993, the Partnership transferred the seven real estate properties acquired in settlement of bonds along with related debt, cash, and certain of the Partnership's other assets and liabilities to the REIT in exchange for all of the issued and outstanding shares of the REIT's common stock. Thereafter, the Partnership distributed all shares of the REIT to the BUC Holders in the ratio of one share of REIT stock for every four BUCs they held as of the record date, May 21, 1993. The Partnership continues to hold seven tax-exempt mortgage bonds in its portfolio and cash distributions are expected to continue on a monthly basis at the annualized rate of $.54 per BUC.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The fair value of the underlying collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral.

Based on the foregoing methodology, valuations and reviews performed during 1995 indicated that the mortgage bonds recorded on the balance sheet at December 31, 1995, required no adjustments to the carrying amounts.

At December 31, 1995, five of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 93% during 1995, compared to 96% during 1994. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1995 was $1,139,764 compared to $1,103,086 in 1994 and was approximately $69,000 more than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is primarily the result of additional interest paid out of the property's cash reserves. The net operating income of the property increased slightly (approximately .7%) from 1994 to 1995.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 96% during 1995, compared to 93% during 1994. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1995 was $417,517 compared to $402,385 in 1994 and was approximately $152,000 less than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is the result of an increase in cash flow generated by the property resulting from an increase in rental income due to an increase in average occupancy. This increase was partially offset by higher property improvement expenses due to painting the exterior of the property.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 93% during 1995, compared to 96% during 1994. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1995 was $782,501 compared to $797,958 in 1994. Although the Partnership received approximately $20,000 more than the amount needed to pay the base interest in 1995, the cash flow generated by the property was approximately $15,000 less in 1995 compared to 1994. This decrease is the result of a decrease in average occupancy and an increase in operating expenses, primarily personnel costs.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 97% during 1995, compared to 98% during 1994. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned by the Partnership in 1995 was $1,932,146 compared to $1,831,556 in 1994 but was approximately $214,000 less than the amount needed to pay the base interest. The increase in interest earned from 1994 to 1995 is due to an increase in the net operating income generated by the property in 1995 compared to 1994. This increase is due to an increase in rental revenue resulting from rental rate increases which was partially offset by increased operating expenses consisting primarily of increases in real estate taxes and personnel costs.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 98% during 1995, compared to 97% during 1994. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1995 was $476,308 compared to $427,388 in 1994 but was approximately $76,000 less than the amount needed to pay the base interest in 1995. The increase in interest earned from 1994 to 1995 is due to an increase in rental income resulting from an increase in average occupancy and a decrease in operating expenses primarily due to a decrease in property improvements.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 95% during 1995, compared to 96% during 1994. The property was current on its interest payments throughout 1995 and debt service on the mortgage bond was generally made from property cash flow. However, withdrawals of approximately $51,000 were made from the property's cash reserves to keep interest payments current. Withdrawals from reserves were made because the net operating income generated by the property in 1995 was approximately $26,000 less than 1994. This decrease is due to increases in property improvements, personnel and utilities expenses which more than offset an increase in rental income resulting from increases in rental rates.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 99% during 1995 and 1994. Interest on this mortgage bond, at the base interest rate, is current. In addition, $166,940 of contingent interest was earned in 1995 compared with $211,319 in 1994. The decrease in contingent interest is due to a decrease of approximately $102,000 in the net operating income for the property from 1994 to 1995. This decrease is a result of a slight decrease in rental income and an increase in operating expenses primarily due to an increase in repairs and maintenance expenses.

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

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    6,159,236      $    5,973,373      $    5,461,438
Rental income                                                                     -                   -              5,148,252
Interest income on temporary cash investments                                   42,319              24,046              31,700
Contingent interest income                                                     166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,368,495           6,208,738          10,833,733
                                                                        --------------      --------------      --------------
General and administrative expenses                                            585,926             478,438           1,033,708
Real estate operating expenses                                                    -                   -              2,457,071
Depreciation                                                                      -                   -              1,205,631
Interest expense                                                                  -                   -                400,931
                                                                        --------------      --------------      --------------
                                                                               585,926             478,438           5,097,341
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1994           From 1993
                                                                        --------------      --------------
Mortgage bond investment income                                         $      185,863      $      511,935
Rental income                                                                     -            	(5,148,252)
Interest income on temporary cash investments                                   18,273              (7,654)
Contingent interest income                                                     (44,379)             18,976
                                                                        --------------      --------------
                                                                               159,757          (4,624,995)
                                                                        --------------      --------------
General and administrative expenses                                            107,488            (555,270)
Real estate operating expenses                                                    -             (2,457,071)
Depreciation                                                                      -             (1,205,631)
Interest expense                                                                  -               (400,931)
                                                                        --------------      --------------
                                                                               107,488          (4,618,903)
                                                                        --------------      --------------
Net income                                                              $       52,269      $       (6,092)
                                                                        ==============      ==============

Mortgage bond investment income during 1995 was approximately $186,000 greater than 1994. This increase is attributable to increased cash flow from Northwoods Lake Apartments of $101,000, Ashley Square of $49,000, Woodbridge Apts. of Bloomington III of $36,000 and Ashley Pointe at Eagle Crest of $15,000 offset by a decrease from Woodbridge Apartments of Louisville II of $15,000. The increases in cash flow are generally attributable to increases in rental income due to an increase in average occupancy and/or rental rate increases. See the discussion of each property in the Asset Quality section for additional information.

Mortgage bond investment income during 1994 was approximately $512,000 greater than 1993. This increase is attributable to increased cash flow from Northwoods Lake Apartments of $275,000, Woodbridge Apts. of Bloomington III of $127,000, Woodbridge Apts. of Louisville II of $105,000 and Ashley Square of $14,000 offset by a decrease in cash flow from Ashley Pointe at Eagle Crest of $9,000. The increase in cash flow from Northwoods Lake Apartments is due to the Partnership receiving twelve monthly interest payments in 1994 whereas the prior owner withheld two monthly payments in 1993. The increase in cash flow from Woodbridge Apts. of Bloomington III and Woodbridge Apts. of Louisville II is primarily attributable to increases in rental income and decreases in repairs and maintenance expenses. The increase in cash flow from Ashley Square is due to an increase in rental income due to an increase in rental rates offset by an overall increase in operating expenses. The decrease in cash flow from Ashley Pointe at Eagle Crest is due to overall increased operating expenses.

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

The table below segregates the results of operations for the Partnership's tax-exempt mortgage bond investments activities and real estate operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Tax-exempt mortgage bond investments:
  Mortgage bond investment income                                       $    6,159,236      $    5,973,373      $    5,461,438
  Contingent interest income                                                   166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,326,176           6,184,692           5,653,781
                                                                        --------------      --------------      --------------
Real estate operations:
  Rental income                                                                   -                   -              5,148,252
  Operating expenses                                                              -                   -             (2,457,071)
  Depreciation                                                                    -                   -             (1,205,631)
  Interest expense                                                                -                   -               (400,931)
                                                                        --------------      --------------      --------------
                                                                                  -                   -              1,084,619
                                                                        --------------      --------------      --------------

Interest income on temporary cash investments                                   42,319              24,046              31,700
General and administrative expenses                                           (585,926)        	  (478,438)         (1,033,708)
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
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

               Independent Auditors' Report dated July 31, 1996.

               Balance Sheet of the Property as of December 31, 1995.

               Statement of Income of the Property for the year ended December 31, 1995.

               Statement of Changes in Partners' (Equity) Deficit of the Property for the year ended December 31, 1995.

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

As discussed in Note 8, the Partnership has restated its 1994 and 1995 financial satements to account for tax-exempt mortgage bonds as debt securities rather than loans.


Omaha, Nebraska
March 22, 1996, except for                             Coopers & Lybrand L.L.P.
Note 8 for which the date
is July 1, 1996

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,103,805      $      840,454
 Investment in tax-exempt mortgage bonds, at estimated
  fair value (Note 5)                                                                           66,026,000          66,026,000
 Interest receivable                                                                               556,466             496,939
 Other assets                                                                                       12,645              16,263
                                                                                            --------------      --------------
                                                                                            $   67,698,916      $   67,379,656
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      145,520      $      125,198
  Distribution payable (Note 3)                                                                    453,597             453,597
                                                                                            --------------      --------------
                                                                                                   599,117             578,795
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                    6,443               3,453
  Beneficial Unit Certificate Holders
   ($6.72 per BUC in 1995 and $6.69 in 1994)                                                    67,093,356          66,797,408
                                                                                            --------------      --------------
                                                                                                67,099,799          66,800,861
                                                                                            --------------      --------------
                                                                                            $   67,698,916      $   67,379,656
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.


AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    6,159,236      $    5,973,373      $    5,461,438
 Rental income                                                                    -                   -              5,148,252
 Interest income on temporary cash investments                                  42,319              24,046              31,700
 Contingent interest income (Note 5)                                           166,940             211,319             192,343
                                                                        --------------      --------------      --------------
                                                                             6,368,495           6,208,738          10,833,733
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)                                  585,926             478,438           1,033,708
 Real estate operating expenses                                                   -         	         -              2,457,071
 Depreciation                                                                     -                   -              1,205,631
 Interest expense                                                                 -                   -                400,931
                                                                        --------------      --------------      --------------
                                                                               585,926             478,438           5,097,341
                                                                        --------------      --------------      --------------
Net income                                                              $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       97,891      $      108,020      $      115,583
 BUC Holders                                                                 5,684,678           5,622,280           5,620,809
                                                                        --------------      --------------      --------------
                                                                        $    5,782,569      $    5,730,300      $    5,736,392
                                                                        ==============      ==============      ==============
Net income per BUC                                                      $          .57      $          .56      $          .56
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992 TO DECEMBER 31, 1995

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------      --------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1992                                          $       16,607      $  129,531,701      $  129,548,308
  Net income                                                                   115,583           5,620,809           5,736,392
  Cash distributions paid or accrued (Note 3)
    Income                                                                    (119,456)         (6,004,288)         (6,123,744)
    Return of Capital                                                             -             (1,330,370)         (1,330,370)
    Distribution of America First REIT, Inc. (REIT) stock and
      cash (Note 1)                                                            (11,640)        (61,253,994)        (61,265,634)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1993                                                   1,094          66,563,858          66,564,952
  Net income                                                                   108,020           5,622,280           5,730,300
  Cumulative effect of adopting FAS 115:
    Unrealized losses on mortgage bonds available-for-sale (Note 2B)              -             10,600,000          10,600,000
  Cash distributions paid or accrued (Note 3)
    Income                                                                    (105,661)         (5,388,730)         (5,494,391)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1994                                                   3,453          77,397,408          77,400,861
  Net income                                                                    97,891           5,684,678           5,782,569
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (94,901)         (5,388,730)         (5,483,631)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1995                                                   6,443          77,693,356          77,699,799
                                                                        --------------      --------------      --------------
Net unrealized holding losses
  Cumulative effect of adopting FAS 115:
    Unrealized losses on mortgage bonds available-for-sale (Note 2B)              -            (10,600,000)        (10,600,000)
                                                                        --------------      --------------      --------------
  Balance at December 31, 1994 and 1995                                           -            (10,600,000)        (10,600,000)
                                                                        --------------      --------------      --------------
Balance at December 31, 1995                                            $        6,443      $   67,093,356      $   67,099,799
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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

1. ORGANIZATION

America First Tax Exempt Mortgage Fund Limited Partnership (the Partnership) was formed on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally tax-exempt mortgage bonds collateralized by income-producing real estate consisting of multifamily residential apartments. The Partnership will terminate on December 31, 2015, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Two (AFCA 2).

On May 7, 1993, the Partnership announced the formation of a subsidiary company, America First REIT, Inc., a real estate investment trust. On June 1, 1993, the Partnership transferred the seven real estate properties acquired in settlement of mortgage bonds along with related debt, cash, and certain of the Partnership's other assets and liabilities to the REIT in exchange for all of the issued and outstanding shares of the REIT's common stock. Thereafter, the Partnership distributed all shares of the REIT to the BUC Holders in the ratio of one share of REIT stock for every four BUCs they held as of the record date, May 21, 1993.

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

 B)Investment in Tax-Exempt Mortgage Bonds
   The Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
   115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under
   FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $10,600,000 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value. The carrying value of tax-exempt mortgage bonds is adjusted when there are significant changes in the estimated net realizable value of the underlying collateral (see Note 2C).

   Accrual of mortgage bond investment income is excluded from income, when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

 C)Fair Value of Tax-Exempt Mortgage Bond Collateral
   The fair value of the collateral for the tax-exempt mortgage bonds is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the tax-exempt mortgage bonds.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders. The portion of Net Residual Proceeds representing contingent interest will be distributed 100% to the BUC Holders until the BUC Holders have received distributions from all sources which represent a return of $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Any remaining Net Residual Proceeds representing contingent interest will be allocated 100% to AFCA 2 to the extent of 10% of all Net Residual Proceeds representing contingent interest distributed to all parties exclusive of the following described amounts. Thereafter, any remaining Net Residual Proceeds representing contingent interest will be distributed 90% to BUC Holders and 10% to AFCA 2. Notwithstanding the foregoing, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to .9% per annum of the principal amount of the mortgage bonds on a cumulative basis will be distributed 75% to the BUC Holders and 25% to AFCA 2.

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,073,700 at December 31, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE BONDS

The mortgage bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bonds. The mortgage bonds are nonrecourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

The mortgage bonds provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties or out of a portion of the sale or refinancing proceeds from the properties, subject to various priority payments. The principal of the mortgage bonds will not be amortized during the terms of the mortgage bonds, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage bond at any time after the tenth year of such mortgage bond and each mortgage bond will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage bonds are due and payable upon the sale of the related properties. Accordingly, the Partnership does not expect to hold any mortgage bond for more than 12 years and classified all such bonds as available-for-sale. The Partnership may waive compliance with any of the terms of the mortgage bonds.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1995, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest      	    Carrying       Income Earned
  Property Name                 Location             of Units      Date            Rate1            Amount             in 1995
  ------------------------      ----------------     ---------     ---------  ---------     --------------      --------------
  Performing:
    Shoals Crossing             Atlanta, GA             176        12/01/09        8.5%     $    4,500,000      $      382,500
    Arama Apartments            Miami, FL               293        07/01/10        8.5%         12,100,000           1,028,500
                                                                                            --------------      --------------
                                                                                                16,600,000           1,411,000
                                                                                            --------------      --------------
  Nonperforming:2
    Woodbridge Apts. of
    Bloomington III             Bloomington, IN         280        12/01/15        8.5%         12,600,000           1,139,764
    Ashley Pointe at
    Eagle Crest                 Evansville, IN          150        12/01/15        8.5%          6,700,000             417,517
    Woodbridge Apts. of
    Louisville II               Louisville, KY          190        12/01/15        8.5%          8,976,000             782,501
    Northwoods Lake
    Apartments                  Duluth, GA              492        12/01/06        8.5%         25,250,000           1,932,146
    Ashley Square               Des Moines, IA          144        12/01/09        8.5%          6,500,000             476,308
                                                                                            --------------      --------------
                                                                                                60,026,000           4,748,236
                                                                                            --------------      --------------
                                                                                                76,626,000       $   6,159,236
  Unrealized holding losses                                                                    (10,600,000)     ==============
                                                                                            --------------
  Balance at December 31, 1995 (at estimated fair value)                                    $   66,026,000
                                                                                            ==============

  1 In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $166,940 in 1995, $211,319 in 1994 and $192,343 in
1993.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $442,279 in 1995, $606,921 in 1994 and $1,051,772 in 1993.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amounts of the
mortgage bonds is as follows:
  Balance at beginning and end of year                                  $   76,626,000      $   76,626,000      $   76,626,000
                                                                        ==============      ==============      ==============
The following summarizes the activity in the
unrealized holding losses:
  Balance at beginning and end of year                                  $   10,600,000      $   10,600,000      $   10,600,000
                                                                        ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

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

8.  Restatement

The tax-exempt mortgage bonds were previously accounted for as loans. However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, the 1994 and 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $10,600,000 of unrealized losses as a separate componenet of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

                        NORTHWOOD LAKE APARTMENTS, L.P.
                       	(A Georgia Limited Partnership)

                            	FINANCIAL STATEMENTS

                             	DECEMBER 31, 1995

                       T A B L E   O F   C O N T E N T S



                                                                           Page


AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

FINANCIAL STATEMENTS

  BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

  STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .	   3

  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) . . . . . . . . . . .  		3

STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . . . .  		4

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .	 5-6

To the Partners
Northwood Lake Apartments, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Northwood Lake Apartments, L.P., (a Georgia Limited Partnership), ("the Partnership"), as of
December 31, 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Lake Apartments, L.P., as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring losses from operations and has a working capital and a net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, Missouri                       Mueller, Prost, Purk & Willbrand, P.C.
July 31, 1996	                           Certified Public Accountants

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

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENT OF INCOME
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
                                                                                            ==============

NORTHWOOD LAKE APARTMENTS, L.P.
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                     Total
                                                           General             Limited           Partners'
                                                           Partner             Partner             Deficit
                                                    --------------      --------------      --------------
Balance, December 31, 1994	                         $		    (29,027)	    $  	(2,873,715)	   	$	 	(2,902,742)

Net Loss for the Year			                                    (7,443)			        (736,867)		         (744,310)
                                                    --------------      --------------      --------------
Balance, December 31, 1995	                         $	    	(36,470)    	$	  (3,610,582)		   $	 	(3,647,052)
                                                    ==============      ==============      ==============
Partners' Percentage of Partnership Losses		                  1.00%		           	99.00%		           100.00%
                                                    ==============      ==============      ==============

The Notes to Financial Statements are an integral part of this statement

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENT OF CASH FLOWS
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

Date:  August 9, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  August 9, 1996         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  August 9, 1996         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Vice President, Secretary,
                                 Treasurer and Manager, (Chief
                                 Financial and Accounting
                                 Officer)

Date:  August 9, 1996         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  August 9, 1996         By
                                 George Kubat,
                                 Manager

Date:  August 9, 1996         By /s/ Martin Massengale*
                                 Martin Massengale,
                                 Manager

Date:  August 9, 1996         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  August 9, 1996         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

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