Form 10-Q/A
period 1996-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-08-09
CIK 776734

FORM 10-Q/A

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,193,874      $    1,103,805
  Investment in tax-exempt mortgage bonds, at estimated fair value                              66,026,000          66,026,000
  Interest receivable                                                                              522,418             556,466
  Other assets                                                                                      33,107              12,645
                                                                                            --------------      --------------
                                                                                            $   67,775,399      $   67,698,916
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $       69,523      $      145,520
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   523,120             599,117
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  7,968               6,443
    Beneficial Unit Certificate Holders
      ($6.74 per BUC in 1996 and $6.72 in 1995)                                                 67,244,311          67,093,356
                                                                                            --------------      --------------
                                                                                                67,252,279          67,099,799
                                                                                            --------------      --------------
                                                                                            $   67,775,399      $   67,698,916
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Income
  Mortgage bond investment income                                                           $    1,648,968      $    1,600,017
  Interest income on temporary cash investments                                                     10,434               8,884
  Contingent interest income (Note 5)                                                               27,763              44,967
                                                                                            --------------      --------------
                                                                                                 1,687,165           1,653,868
Expenses
  General and administrative expenses (Note 6)                                                     167,165             138,792
                                                                                            --------------      --------------
Net income                                                                                  $    1,520,000      $    1,515,076
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       21,863      $       25,943
  BUC Holders                                                                                    1,498,137           1,489,133
                                                                                            --------------      --------------
                                                                                            $    1,520,000      $    1,515,076
                                                                                            ==============      ==============
Net income per BUC                                                                          $          .15      $          .15
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1995                                          $        6,443     $    77,693,356      $   77,699,799
  Net income                                                                    21,863           1,498,137           1,520,000
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (20,338)         (1,347,182)         (1,367,520)
                                                                        --------------     ---------------      --------------
                                                                                 7,968          77,844,311          77,852,279
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1995 and March 31, 1996                                 -            (10,600,000)       (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at March 31, 1996                                               $        7,968     $    67,244,311      $   67,252,279
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

  B)Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $10,600,000 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral. Accrual of mortgage bond investment income is excluded from income, when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

  C)Income Taxes
    No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

  D)Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

  E)Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all periods presented.

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

5. INVESTMENT IN TAX-EXEMPT MORTGAGE BONDS

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1996, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
- ------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                --------------
                                                                                                                    16,600,000
                                                                                                                --------------
Nonperforming:2
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280            12/01/15             8.5%             12,600,000
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150            12/01/15             8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190            12/01/15             8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492            12/01/06             8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    60,026,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                          (10,600,000)
                                                                                                                --------------
Balance at March 31, 1996 (at estimated fair value)                                                             $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $27,763 during 1996.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $45,467.

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

7.  RESTATEMENT

The tax-exempt mortgage bonds were previously accounted for as loans.
However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $10,600,000 of unrealized losses as a separate componenet of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At March 31, 1996, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $66,026,000.

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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first quarter of 1996 indicated that the mortgage bonds recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

At March 31, 1996, five of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

The overall status of the Partnership's mortgage bonds has generally remained constant since December 31, 1995.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1996      March 31, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,648,968      $    1,600,017      $       48,951
Interest income on temporary cash investments                                   10,434               8,884               1,550
Contingent interest income                                                      27,763              44,967             (17,204)
                                                                        --------------      --------------      --------------
                                                                             1,687,165           1,653,868              33,297
General and administrative expenses                                            167,165             138,792              28,373
                                                                        --------------      --------------      --------------
Net income                                                              $    1,520,000      $    1,515,076      $        4,924
                                                                        ==============      ==============      ==============

The increase in mortgage bond investment income for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995, is attributable to increased cash flow from properties collateralizing the tax-exempt mortgage bonds, primarily Woodbridge Apts. of Bloomington III and Northwoods Lake Apartments. The decrease in contingent interest income is attributable to decreased cash flow from the Arama Apartments primarily due to an increase in repairs and maintenance expenses. The increase in interest income on temporary cash investments is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates. General and administrative expenses increased primarily as a result of increases in salaries and related expenses.

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

Dated:  August 9, 1996        AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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