Form 10-Q
period 1996-06-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-08-13
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,252,932      $    1,103,805
  Investment in tax-exempt mortgage bonds, at estimated fair value                              66,026,000          66,026,000
  Interest receivable                                                                              434,940             556,466
  Other assets                                                                                      23,253              12,645
                                                                                            --------------      --------------
                                                                                            $   67,737,125      $   67,698,916
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $       80,415      $      145,520
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   534,012             599,117
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  7,475               6,443
    Beneficial Unit Certificate Holders
      ($6.73 per BUC in 1996 and $6.72 in 1995)                                                 67,195,638          67,093,356
                                                                                            --------------      --------------
                                                                                                67,203,113          67,099,799
                                                                                            --------------      --------------
                                                                                            $   67,737,125      $   67,698,916
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,440,631      $    1,514,883      $    3,089,599      $    3,114,900
 Interest income on temporary cash investments              11,844              10,909              22,278              19,793
 Contingent interest income (Note 5)                        26,929              42,486              54,692              87,453
                                                    --------------      --------------      --------------      --------------
                                                         1,479,404           1,568,278           3,166,569           3,222,146
Expenses
 General and administrative expenses (Note 6)              161,251             135,045             328,416             273,837
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,318,153      $    1,433,233      $    2,838,153      $    2,948,309
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       19,644      $       24,529      $       41,507      $       50,472
 BUC Holders                                             1,298,509           1,408,704           2,796,646           2,897,837
                                                    --------------      --------------      --------------      --------------
                                                    $    1,318,153      $    1,433,233      $    2,838,153      $    2,948,309
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $          .13      $          .14      $          .28      $          .29
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1995                                          $        6,443     $    77,693,356      $   77,699,799
  Net income                                                                    41,507           2,796,646           2,838,153
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (40,475)         (2,694,364)         (2,734,839)
                                                                        --------------     ---------------      --------------
                                                                                 7,475          77,795,638          77,803,113
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1995 and June 30, 1996                                  -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at June 30, 1996                                                $        7,475     $    67,195,638      $   67,203,113
                                                                        ==============     ===============      ==============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,838,153      $    2,948,309
    Adjustments to reconcile net income to net cash
      from operating activities
        Decrease in interest receivable                                                            121,526              31,385
        Increase in other assets                                                                   (10,608)             (6,765)
        Decrease in accounts payable                                                               (65,105)            (25,849)
                                                                                            --------------      --------------
  Net cash provided by operating activities                                                      2,883,966           2,947,080

Cash flow used in financing activity
  Distributions paid                                                                            (2,734,839)         (2,742,781)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                149,127             204,299
Cash and temporary cash investments at beginning of period                                       1,103,805             840,454
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,252,932      $    1,044,753
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

  B)Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $10,600,000 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,177,014 at June 30, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE BONDS

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at June 30, 1996, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
- ------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                --------------
                                                                                                                    16,600,000
                                                                                                                --------------
Nonperforming:2
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280            12/01/15             8.5%             12,600,000
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150            12/01/15             8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190            12/01/15             8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492            12/01/06             8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    60,026,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                          (10,600,000)
                                                                                                                --------------
Balance at June 30, 1996 (at estimated fair value)                                                              $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $54,692 during 1996 ($26,929 for the quarter ended June 30, 1996).

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $196,107 ($150,640 for the quarter ended June 30, 1996).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1996 was $388,418 ($136,941 for the quarter ended June 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $27,226 during 1996 ($13,613 for the quarter ended June 30, 1996). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square and Northwoods Lake Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $112,873 in 1996 ($56,622 for the quarter ended June 30, 1996).

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

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At June 30, 1996, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at June 30, 1996.

                                                                                                  Number            Percentage
                                                                             Number             of Units              of Units
Property Name                                 Location                     of Units             Occupied              Occupied
- -------------------------------------         ------------------          ---------           ----------           -----------
Woodbridge Apts. of Bloomington III           Bloomington, IN                   280                  254                   91%
Ashley Pointe at Eagle Crest                  Evansville, IN                    150                  139                   93%
Woodbridge Apts. of Louisville II             Louisville, KY                    190                  183                   96%
Northwoods Lake Apartments                    Duluth, GA                        492                  478                   97%
Shoals Crossing                               Atlanta, GA                       176                  172                   98%
Ashley Square                                 Des Moines, IA                    144                  138                   96%
Arama Apartments                              Miami, FL                         293                  291                   99%
                                                                          ---------           ----------           -----------
                                                                              1,725                1,655                   96%
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

During the six months ended June 30, 1996, undistributed income totaling $103,314 was placed in reserves (a net amount of $49,166 of undistributed income previously placed in reserves was withdrawn from reserves for the quarter ended June 30, 1996). The total amount held in reserves at June 30, 1996, was $1,177,014. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Regular monthly distributions
 Income                                                                                     $        .2700      $        .2700
                                                                                            ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                                      $        .2700      $        .2700
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first six months of 1996 indicated that the mortgage bonds recorded on the balance sheet at June 30, 1996, required no adjustments to their current carrying amounts.

At June 30, 1996, five of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

The overall status of the Partnership's mortgage bonds has generally remained constant since March 31, 1996.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,440,631      $    1,514,883      $      (74,252)
Interest income on temporary cash investments                                   11,844              10,909                 935
Contingent interest income                                                      26,929              42,486             (15,557)
                                                                        --------------      --------------      --------------
                                                                             1,479,404           1,568,278             (88,874)
General and administrative expenses                                            161,251             135,045              26,206
                                                                        --------------      --------------      --------------
Net income                                                              $    1,318,153      $    1,433,233      $     (115,080)
                                                                        ==============      ==============      ==============
                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    3,089,599      $    3,114,900      $      (25,301)
Interest income on temporary cash investments                                   22,278              19,793               2,485
Contingent interest income                                                      54,692              87,453             (32,761)
                                                                        --------------      --------------      --------------
                                                                             3,166,569           3,222,146             (55,577)
General and administrative expenses                                            328,416             273,837              54,579
                                                                        --------------      --------------      --------------
Net income                                                              $    2,838,153      $    2,948,309      $     (110,156)
                                                                        ==============      ==============      ==============

The decrease in mortgage bond investment income for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, is attributable to decreased cash flow from properties collateralizing the nonperforming tax-exempt mortgage bonds. The decreased cash flow is due primarily to increases in: (i) property improvements; (ii) repairs and maintenance expenses; (iii) utility expenses; and (iv) administrative expenses during the quarter ended June 30, 1996. The decrease in contingent interest income for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, is attributable to decreased cash flow from the Arama Apartments primarily due to an increase in repairs and maintenance expenses. The increase in interest income on temporary cash investments for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates. General and administrative expenses increased for the quarter and six months ended 1996 compared to the same period in 1995, primarily as a result of increases in salaries and related expenses.

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

Dated:  August 13, 1996      AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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