Form 10-Q
period 1996-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1996-11-12
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,308,275      $    1,103,805
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     66,026,000          66,026,000
  Interest receivable                                                                              485,762             556,466
  Other assets                                                                                      20,566              12,645
                                                                                            --------------      --------------
                                                                                            $   67,840,603      $   67,698,916
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      105,607      $      145,520
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   559,204             599,117
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  8,258               6,443
    Beneficial Unit Certificate Holders
      ($6.74 per BUC in 1996 and $6.72 in 1995)                                                 67,273,141          67,093,356
                                                                                            --------------      --------------
                                                                                                67,281,399          67,099,799
                                                                                            --------------      --------------
                                                                                            $   67,840,603      $   67,698,916
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,537,198      $    1,543,015      $    4,626,797      $    4,657,915
 Interest income on temporary cash investments              12,006              10,776              34,284              30,569
 Contingent interest income (Note 5)                        66,989              35,950             121,681             123,403
                                                    --------------      --------------      --------------      --------------
                                                         1,616,193           1,589,741           4,782,762           4,811,887
Expenses
 General and administrative expenses (Note 6)              160,877             155,845             489,293             429,682
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,455,316      $    1,433,896      $    4,293,469      $    4,382,205
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       30,630      $       22,967      $       72,137      $       73,439
 BUC Holders                                             1,424,686           1,410,929           4,221,332           4,308,766
                                                    --------------      --------------      --------------      --------------
                                                    $    1,455,316      $    1,433,896      $    4,293,469      $    4,382,205
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $          .14      $          .14      $          .42      $          .43
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1995                                          $        6,443     $    77,693,356      $   77,699,799
  Net income                                                                    72,137           4,221,332           4,293,469
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (70,322)         (4,041,547)         (4,111,869)
                                                                        --------------     ---------------      --------------
                                                                                 8,258          77,873,141          77,881,399
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1995 and September 30, 1996                             -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at September 30, 1996                                           $        8,258     $    67,273,141      $   67,281,399
                                                                        ==============     ===============      ==============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    4,293,469      $    4,382,205
    Adjustments to reconcile net income to net cash
      from operating activities
        Decrease (increase) in interest receivable                                                  70,704             (38,555)
        Increase in other assets                                                                    (7,921)             (5,063)
        Decrease in accounts payable                                                               (39,913)             (7,668)
                                                                                            --------------      --------------
  Net cash provided by operating activities                                                      4,316,339           4,330,919

Cash flow used in financing activity
  Distributions paid                                                                            (4,111,869)         (4,112,287)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                204,470             218,632
Cash and temporary cash investments at beginning of period                                       1,103,805             840,454
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,308,275      $    1,059,086
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A)Financial Statement Presentation

    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

4. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which totaled $1,255,300 at September 30, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. INVESTMENT IN TAX-EXEMPT MORTGAGE BONDS

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at September 30, 1996, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
                                                                                                                --------------
                                                                                                                    16,600,000
                                                                                                                --------------
Nonperforming:2
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280            12/01/15             8.5%             12,600,000
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150            12/01/15             8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190            12/01/15             8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492            12/01/06             8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144            12/01/09             8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    60,026,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                          (10,600,000)
                                                                                                                --------------
Balance at September 30, 1996 (at estimated fair value)                                                         $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $121,681 during 1996 ($66,989 for the quarter ended September 30, 1996).

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $302,487 ($106,380 for the quarter ended September 30, 1996).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

6. TRANSACTIONS WITH RELATED PARTIES

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1996 was $520,886 ($132,468 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $40,838 during 1996 ($13,612 for the quarter ended September 30, 1996). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 has been retained to provide property management services for Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $179,853 in 1996 ($66,980 for the quarter ended September 30, 1996).

7.  RESTATEMENT

The tax-exempt mortgage bonds were previously accounted for as loans.
However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $10,600,000 of unrealized losses as a separate component of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. On June 1, 1993, the Partnership transferred to America First REIT, Inc. (REIT) seven real estate properties acquired in foreclosure. At September 30, 1996, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at September 30, 1996.

                                                                                                  Number            Percentage
                                                                             Number             of Units              of Units
Property Name                                 Location                     of Units             Occupied              Occupied
-------------------------------------         ------------------          ---------           ----------           -----------
Woodbridge Apts. of Bloomington III           Bloomington, IN                   280                  276                   99%
Ashley Pointe at Eagle Crest                  Evansville, IN                    150                  147                   98%
Woodbridge Apts. of Louisville II             Louisville, KY                    190                  183                   96%
Northwoods Lake Apartments                    Duluth, GA                        492                  443                   90%
Shoals Crossing                               Atlanta, GA                       176                  169                   96%
Ashley Square                                 Des Moines, IA                    144                  144                  100%
Arama Apartments                              Miami, FL                         293                  286                   98%
                                                                          ---------           ----------           -----------
                                                                              1,725                1,648                   96%
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

During the nine months ended September 30, 1996, a net amount of undistributed income totaling $181,600 was placed in reserves (a net amount of $78,286 for the quarter ended September 30, 1996). The total amount held in reserves at September 30, 1996, was $1,255,300. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

DISTRIBUTIONS

Cash distributions paid or accrued per BUC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first nine months of 1996 indicated that the mortgage bonds recorded on the balance sheet at September 30, 1996, required no adjustments to their current carrying amounts.

At September 30, 1996, five of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

The overall status of the Partnership's mortgage bonds has generally remained constant since June 30, 1996.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,537,198      $    1,543,015      $       (5,817)
Interest income on temporary cash investments                                   12,006              10,776               1,230
Contingent interest income                                                      66,989              35,950              31,039
                                                                        --------------      --------------      --------------
                                                                             1,616,193           1,589,741              26,452
General and administrative expenses                                            160,877             155,845               5,032
                                                                        --------------      --------------      --------------
Net income                                                              $    1,455,316      $    1,433,896      $       21,420
                                                                        ==============      ==============      ==============
                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    4,626,797      $    4,657,915      $      (31,118)
Interest income on temporary cash investments                                   34,284              30,569               3,715
Contingent interest income                                                     121,681             123,403              (1,722)
                                                                        --------------      --------------      --------------
                                                                             4,782,762           4,811,887             (29,125)
General and administrative expenses                                            489,293             429,682              59,611
                                                                        --------------      --------------      --------------
Net income                                                              $    4,293,469      $    4,382,205      $      (88,736)
                                                                        ==============      ==============      ==============

Mortgage bond investment income for the quarter ended September 30, 1996, is comparable to the same period in 1995. The decrease in mortgage bond investment income for the nine months ended September 30, 1996, compared to the same period in 1995, is attributable to decreased cash flow from properties collateralizing the nonperforming tax-exempt mortgage bonds. The decreased cash flow is due primarily to increases in: (i) property improvements; (ii) repairs and maintenance expenses; (iii) utility expenses;
(iv) property taxes; and (v) administrative expenses during the quarter ended June 30, 1996.

The increase in contingent interest income for the quarter ended
September 30, 1996, compared to the same period in 1995, is primarily due to an increase in earnings generated by Arama Apartments for the respective contingent interest period in 1996 compared to the same period in 1995. Contingent interest income for the nine months ended September 30, 1996, is comparable to the same period in 1995 as the earnings generated by Arama Apartments for the respective contingent interest period in 1996 were comparable to the same period in 1995.

The increase in interest income on temporary cash investments for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, is attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates.

General and administrative expenses for the quarter ended September 30, 1996, were relatively constant with the same period in 1995. However, general and administrative expenses for the nine months ended September 30, 1996, increased compared to the same period in 1995, primarily as a result of higher salaries and related expenses for the six month period ended June 30, 1996, compared to the same period in 1995.

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

Dated:  November 12, 1996    AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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