Form 10-K405
period 1996-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1997-03-27
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the BUCs on March 3, 1997, based upon the final sales price per BUC as reported in The Wall Street Journal on March 4, 1997, was $68,606,505.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   3

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .   3
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   4
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   5
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .  10
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  10

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  10
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  11
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  11
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  12

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

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

     The Registrant acquired 14 tax-exempt mortgage bonds with an aggregate principal amount equal to $177,196,000. At December 31, 1996, the Registrant continued to hold seven of these mortgage bonds with a carrying value (at estimated fair value) equal to $66,026,000.

     The tax-exempt mortgage bonds that the Registrant had acquired were issued by various state and local housing authorities to provide for the construction and/or permanent financing of 14 multifamily housing properties located in 10 states. The Registrant subsequently acquired seven of the properties (each, an "Acquired Property") through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. (the "REIT") on June 1, 1993. Under the terms of the remaining mortgage bonds, the principal amounts do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends upon the economic performance of the real estate which collateralizes its remaining mortgage bonds. For this reason, the Registrant's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

     A description of the seven tax-exempt mortgage bonds held by the Registrant at December 31, 1996, (and the properties collateralizing such bonds) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     The amount of cash received by the Registrant from tax-exempt mortgage bonds is a function of the net rental revenues generated by the properties financed by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties financed by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of the properties it has financed is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

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

     Item 2. Properties. The Registrant had invested in 14 tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties. As described in Item 1 hereof, the Registrant still held seven of the tax-exempt mortgage bonds at December 31, 1996. Properties collateralizing the mortgage bonds are described in the following table:

                                                                                 Average
                                                                  Number     Square Feet
Property Name                           Location                of Units        Per Unit
-----------------------------------     -------------------     --------     -----------
Woodbridge Apts. of Bloomington III     Bloomington, IN              280             892
Ashley Pointe at Eagle Crest            Evansville, IN               150             910
Woodbridge Apts. of Louisville II       Louisville, KY               190             934
Northwoods Lake Apartments              Duluth, GA                   492             964
Ashley Square                           Des Moines, IA               144             963
Shoals Crossing                         Atlanta, GA                  176             926
Arama Apartments                        Miami, FL                    293             562
                                                                --------
                                                                   1,725
                                                                ========

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table.

                                                 1996         1995         1994         1993         1992
                                           ----------   ----------   ----------   ----------   ----------
WOODBRIDGE APTS. OF BLOOMINGTON III
Average Occupancy Rate                            95%          93%          96%          96%          94%
Average Effective Annual Rental Per Unit       $7,251       $6,848       $6,701       $6,416       $6,124

ASHLEY POINTE AT EAGLE CREST
Average Occupancy Rate                            96%          96%          93%          94%          93%
Average Effective Annual Rental Per Unit       $6,163       $6,032       $5,686       $5,662       $5,392

WOODBRIDGE APTS. OF LOUISVILLE II
Average Occupancy Rate                            95%          93%          96%          96%          91%
Average Effective Annual Rental Per Unit       $6,880       $6,451       $6,504       $6,131       $5,640

NORTHWOODS LAKE APARTMENTS
Average Occupancy Rate                            94%          97%          98%          97%          96%
Average Effective Annual Rental Per Unit       $7,188       $7,101       $6,806       $6,403       $6,178

ASHLEY SQUARE
Average Occupancy Rate                            97%          98%          97%          97%          97%
Average Effective Annual Rental Per Unit       $6,728       $6,764       $6,574       $6,366       $6,540

SHOALS CROSSING
Average Occupancy Rate                            93%          95%          96%          96%          95%
Average Effective Annual Rental Per Unit       $4,712       $4,649       $4,458       $4,428       $4,349

ARAMA APARTMENTS
Average Occupancy Rate                            99%          99%          99%          99%          99%
Average Effective Annual Rental Per Unit       $7,517       $7,156       $7,355       $6,975       $6,811

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "AFTXZ." The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1995 through December 31, 1996.

              1995                 High           Low
              1st Quarter          $ 7            $ 6-1/4
              2nd Quarter          $ 6-7/8        $ 5-7/8
              3rd Quarter          $ 7            $ 6
              4th Quarter          $ 7-1/8        $ 6-1/4

              1996
              1st Quarter          $ 7            $ 6-1/4
              2nd Quarter          $ 6-7/8        $ 6-1/8
              3rd Quarter          $ 7            $ 6-1/4
              4th Quarter          $ 7-1/4        $ 6-3/8

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1996, was 6,486.

     (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1996, and December 31, 1995, equaled $5,388,729 and $5,388,730, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1996, and December 31, 1995, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1996       December 31, 1995
                       -----------------       -----------------
Income                     $  .5400                 $ .5400
                           ========                 =======


     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same level in 1997 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereof filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   6,134,812   $   6,159,236   $   5,973,373   $   5,461,438   $   5,648,743
Rental income                                              -	      	       -               -          5,148,252      11,982,940
Interest income on temporary cash investments            47,247          42,319          24,046          31,700          74,183
Contingent interest income                              154,539         166,940         211,319         192,343         122,596
General and administrative expenses                    (648,784)       (585,926)       (478,438)     (1,033,708)     (1,188,545)
Real estate operating expenses                             -               -               -         (2,457,071)     (5,855,599)
Depreciation                                               -               -               -         (1,205,631)     (2,893,516)
Interest expense                                           -               -               -           (400,931)       (963,002)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   5,687,814   $   5,782,569   $   5,730,300   $   5,736,392   $   6,927,800
                                                  =============   =============   =============   =============   =============
Net income per Beneficial Unit Certificate (BUC)  $         .56   $         .57   $         .56   $         .56   $	        .68
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .5400   $       .5400   $       .7350   $      1.0080
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, net of
  allowance for bond losses                       $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Real estate acquired in settlement of bonds,
  net of accumulated depreciation and
		valuation allowance               	             $        -      $        -      $        -      $        -      $  75,339,785
                                                  =============   =============   =============   =============   =============
Total assets                                      $  68,014,454   $  67,698,916   $  67,379,656   $  67,137,170   $ 142,698,746
                                                  =============   =============   =============   =============   =============
Bonds payable                                     $        -      $        -      $        -      $        -      $  10,800,000
                                                  =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on June 1, 1993. At December 31, 1996, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $66,026,000.


The following table shows the various occupancy levels of the properties financed by the Partnership at December 31, 1996.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                       280                 265                 95%
 Ashley Pointe at Eagle Crest                Evansville, IN                        150                 146                 97%
 Woodbridge Apts. of Louisville II           Louisville, KY                        190                 177                 93%
 Northwoods Lake Apartments                  Duluth, GA                            492                 442                 90%
 Ashley Square                               Des Moines, IA                        144                 141                 98%
 Shoals Crossing                             Atlanta, GA                           176                 164                 93%
 Arama Apartments                            Miami, FL                             293                 290                 99%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,625                 94%
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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Regular monthly distributions
  Income                                                                $        .5400      $        .5400      $        .5400
                                                                        ==============      ==============      ==============
Distributions
  Paid out of current and prior undistributed cash flow                 $        .5400      $        .5400      $        .5400
                                                                        ==============      ==============      ==============

During the year ended December 31, 1996, a net amount of $207,189 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1996, was $1,280,889. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The fair value of the underlying collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral of the mortgage bonds.

Based on the foregoing methodology, valuations and reviews performed during 1996 indicated that the mortgage bonds recorded on the balance sheet at December 31, 1996, required no adjustments to the carrying amounts.

At December 31, 1996, four of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership's management closely monitors each real estate property which serves as collateral for the tax-exempt mortgage bonds in efforts to maximize cash flow generated by each property, including the properties with bonds in a nonperforming status. In addition, an affiliate of the Partnership's general partner provides property management services for real estate properties which serve as collateral for certain tax-exempt bonds classified as nonperforming including Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest. As such, the Partnership is able to influence certain aspects of the operations of such properties which should better position the properties to increase long-term cash flow from operations.

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 95% during 1996, compared to 93% during 1995. Interest earned in 1996 was $1,090,960 compared to $1,139,764 in 1995 and was approximately $20,000 more than the amount needed to pay the base interest in 1996. The mortgage bond, which was previously classified as non-performing, became fully current as to interest payments during the fourth quarter of 1996. Therefore, the mortgage bond has been classified as performing at December 31, 1996. Net operating income for the property increased by approximately $92,000, from 1995 to 1996, primarily as the result of an increase in cash flow generated by the property resulting from an increase in rental income due to an increase in average occupancy and rental rate increases.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 96% during 1996 and 1995. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1996 was $468,099 compared to $417,517 in 1995 and was approximately $101,000 less than the amount needed to pay the base interest in 1996. The increase in interest earned from 1995 to 1996 is the result of an increase in cash flow generated by the property resulting from an increase in rental income due primarily to an increase in other income such as garage rentals.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 95% during 1996, compared to 93% during 1995. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1996 was $807,327 compared to $782,501 in 1995 and was approximately $44,000 more than the amount needed to pay the base interest in 1996. The increase in interest earned from 1995 to 1996 is the result of an increase in cash flow generated by the property. Rental rate increases and an increase in average occupancy resulted in an increase in rental income which was partially offset by increases in property improvements including landscaping, parking lot repairs and pool resurfacing.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 94% during 1996, compared to 97% during 1995. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned by the Partnership in 1996 was $1,883,824 compared to $1,932,146 in 1995 and was approximately $262,000 less than the amount needed to pay the base interest. The decrease in interest earned from 1995 to 1996 is due to a decrease in the net operating income generated by the property in 1996 compared to 1995. This decrease is due to an increase in overall operating expenses which was partially offset by an increase in operating revenue. The market in which the property is located weakened considerably during 1996 attributable in part to the end of the Olympic Games.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 97% during 1996, compared to 98% during 1995. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1996 was $473,602 compared to $476,308 in 1995 and was approximately $79,000 less than the amount needed to pay the base interest in 1996. The decrease in interest earned from 1995 to 1996 is the result of a slight decrease (approximately .6%) in operating income generated by the property.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 93% during 1996, compared to 95% during 1995. Interest earned on this mortgage bond was $382,500 in 1996 and 1995. The property was current on its interest payments throughout 1996; however, a portion of the interest was funded by postponing the payment of trade payables. Net operating income increased approximately $43,000 from 1995 to 1996; however, much of this increase is due to postponing certain property improvements until such time that cash flow generated by the property can fund them. Discussions are taking place between the Partnership and the property owner regarding a workout of this mortgage bond.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 99% during 1996 and 1995. Interest on this mortgage bond, at the base interest rate, is current. In addition to earning base interest of $1,028,500 in 1996 and 1995, $154,539 of contingent interest was earned in 1996 compared with $166,940 in 1995. The decrease in contingent interest is due to a decrease in net operating income generated during the contingent interest period resulting from higher repairs and maintenance expenses.

Results of Operations

The Partnership ended its eleventh full year of operations on December 31, 1996. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    6,134,812      $    6,159,236      $    5,973,373
Interest income on temporary cash investments                                   47,247              42,319              24,046
Contingent interest income                                                     154,539             166,940             211,319
                                                                        --------------      --------------      --------------
                                                                             6,336,598           6,368,495           6,208,738
General and administrative expenses                                            648,784             585,926             478,438
                                                                        --------------      --------------      --------------
Net income                                                              $    5,687,814      $    5,782,569      $    5,730,300
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1995           From 1994
                                                                        --------------      --------------
Mortgage bond investment income                                         $      (24,424)     $      185,863
Interest income on temporary cash investments                                    4,928              18,273
Contingent interest income                                                     (12,401)            (44,379)
                                                                        --------------      --------------
                                                                               (31,897)            159,757
General and administrative expenses                                             62,858             107,488
                                                                        --------------      --------------
Net income                                                              $      (94,755)     $       52,269
                                                                        ==============      ==============

Mortgage bond investment income during 1996 was approximately $24,000 less than 1995. This decrease is attributable to decreased cash flow from Woodbridge Apts. of Bloomington III of $49,000, Northwoods Lake Apartments of $48,000 and Ashley Square of $3,000 offset by increases from Ashley Pointe at Eagle Crest of $51,000 and Woodbridge Apartments of Louisville II of $25,000. See the discussion of each property in the Asset Quality section for additional information.

Mortgage bond investment income during 1995 was approximately $186,000 greater than 1994. This increase is attributable to increased cash flow from Northwoods Lake Apartments of $101,000, Ashley Square of $49,000, Woodbridge Apts. of Bloomington III of $36,000 and Ashley Pointe at Eagle Crest of $15,000 offset by a decrease from Woodbridge Apartments of Louisville II of $15,000. The increase in cash flow from Northwoods Lake Apartments is due to an increase in rental revenue resulting from rental rate increases which was partially offset by increased operating expenses consisting primarily of increases in real estate taxes and personnel costs. The increase in cash flow from Ashley Square is due to an increase in rental income resulting from an increase in average occupancy and a decrease in operating expenses primarily due to a decrease in property improvements. The increase in cash flow from Woodbridge Apts. of Bloomington III is primarily the result of additional interest paid out of the property's cash reserves. The increase in cash flow from Ashley Pointe at Eagle Crest is the result of an increase in rental income due to an increase in average occupancy which was partially offset by higher property improvement expenses due to painting the exterior of the property. The decrease in cash flow from Woodbridge Apartments of Louisville II is the result of a decrease in average occupancy and an increase in operating expenses, primarily personnel costs.

The increase in interest income on temporary cash investments of $4,928 from 1995 to 1996 and $18,273 from 1994 to 1995 are attributable to an increase in the amount of undistributed income held in reserves and to slightly higher interest rates.

The decrease in contingent interest income of $12,401 from 1995 to 1996 and $44,379 from 1994 to 1995 are attributable to decreases in the net cash flow generated by Arama Apartments during the respective year's contingent interest period. The decrease in contingent interest income from 1995 to 1996 is a result of higher repairs and maintenance expenses. The decrease in contingent interest income from 1994 to 1995 is a result of a decrease in rental income and an increase in operating expenses primarily due to an increase in repairs and maintenance expenses.

General and administrative expenses increased $62,858 from 1995 to 1996 primarily as a result of higher salaries and related expenses and professional fees. General and administrative expenses increased $107,488 from 1994 to 1995 primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

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

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

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


     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             President, Chief
                             Executive Officer and Manager

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
George Kubat               Manager                          1994
Martin A. Massengale       Manager                          1994
Alan Baer                  Manager                          1994
Gail Walling Yanney        Manager                          1996
Mariann Byerwalter         Manager                          1997

	    Michael B. Yanney, 63, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., C-Tec Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 42, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 70, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 51, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation, American Business Information, Inc., and G.B. Foods Corporation.

	    Martin A. Massengale, 63, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc..

	    Alan Baer, 74, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of AFEH and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief
Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to
1987.  She served as Vice President and Executive Assistant to the President
of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures.
During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1996 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

          (c) LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner; (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law; or, (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

          There exists no other arrangement known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Companies L.L.C..

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA , America First Companies L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C. or any general partner of AFCA; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

     During 1996, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $641,474 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or
(ii) the Manager's actual cost for providing such services. During the year ended December 31, 1996, the Registrant paid the Manager property management fees of $247,960.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1A. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Accountants' Report

               Balance Sheets of the Registrant as of December 31, 1996, and December 31, 1995.

               Statements of Income of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

               Statements of Partners' Capital of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

               Statements of Cash Flows of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

               Notes to Financial Statements of the Registrant.

               B. Financial Statements of Northwood Lake Apartments (the "Property"). The following financial statements of the Property are included in response to Item 8 of this report:

               Independent Auditors' Report.

               Balance Sheet of the Property as of December 31, 1996 and December 31, 1995.

               Statement of Income of the Property for the years ended December 31, 1996 and December 31, 1995.

               Statement of Changes in Partners' (Equity) Deficit of the Property for the years ended December 31, 1996 and December 31, 1995.

               Statement of Cash Flows of the Property for the years ended December 31, 1996 and December 31, 1995.

               Notes to Financial Statements of the Property.

               2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

Independent Accountants' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheets of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1997,                                    /s/Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,379,560      $    1,103,805
 Investment in tax-exempt mortgage bonds, at estimated
  fair value (Note 5)                                                                           66,026,000          66,026,000
 Interest receivable                                                                               598,173             556,466
 Other assets                                                                                       10,721              12,645
                                                                                            --------------      --------------
                                                                                            $   68,014,454      $   67,698,916
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      253,869      $      145,520
  Distribution payable (Note 3)                                                                    453,597             453,597
                                                                                            --------------      --------------
                                                                                                   707,466             599,117
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                    8,515               6,443
  Beneficial Unit Certificate Holders
   ($6.74 per BUC in 1996 and $6.72 in 1995)                                                    67,298,473          67,093,356
                                                                                            --------------      --------------
                                                                                                67,306,988          67,099,799
                                                                                            --------------      --------------
                                                                                            $   68,014,454      $   67,698,916
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    6,134,812      $    6,159,236      $    5,973,373
 Interest income on temporary cash investments                                  47,247              42,319              24,046
 Contingent interest income (Note 5)                                           154,539             166,940             211,319
                                                                        --------------      --------------      --------------
                                                                             6,336,598           6,368,495           6,208,738
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)                                  648,784             585,926             478,438
                                                                        --------------      --------------      --------------
Net income                                                              $    5,687,814      $    5,782,569      $    5,730,300
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       93,968      $       97,891      $      108,020
 BUC Holders                                                                 5,593,846           5,684,678           5,622,280
                                                                        --------------      --------------      --------------
                                                                        $    5,687,814      $    5,782,569      $    5,730,300
                                                                        ==============      ==============      ==============
Net income per BUC                                                      $          .56      $          .57      $          .56
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1993                                          $        1,094     $    66,563,858      $   66,564,952
  Net income                                                                   108,020           5,622,280           5,730,300
  Cumulative effect of adopting FAS 115:
    Unrealized losses on mortgage bonds available-for-sale (Note 2B)              -             10,600,000          10,600,000
  Cash distributions paid or accrued (Note 3)
    Income                                                                    (105,661)         (5,388,730)         (5,494,391)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1994                                                   3,453          77,397,408          77,400,861
  Net income                                                                    97,891           5,684,678           5,782,569
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (94,901)         (5,388,730)         (5,483,631)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1995                                                   6,443          77,693,356          77,699,799
  Net income                                                                    93,968           5,593,846           5,687,814
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (91,896)         (5,388,729)         (5,480,625)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1996                                                   8,515          77,898,473          77,906,988
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Cumulative effect of adopting FAS 115:
    Unrealized losses on mortgage bonds available-for-sale (Note 2B)              -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1994, 1995 and 1996                                     -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at December 31, 1996                                            $        8,515     $    67,298,473      $   67,306,988
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    5,687,814      $    5,782,569      $    5,730,300
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease (increase) in interest receivable                               (41,707)            (59,527)             19,542
      Decrease in other assets                                                   1,924               3,618                 315
      Increase in accounts payable                                             108,349              20,322               6,577
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                5,756,380           5,746,982           5,756,734
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions paid                                                        (5,480,625)         (5,483,631)         (5,494,391)
                                                                        --------------      --------------      --------------
Net increase in cash and temporary cash investments                            275,755             263,351             262,343
Cash and temporary cash investments at beginning of year                     1,103,805             840,454             578,111
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    1,379,560      $    1,103,805      $      840,454
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

 D)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.
   The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,053,597 at December 31, 1996, and December 31, 1995.

 E)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 F)Net Income per BUC
   Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all years presented.

 G)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, is not expected to have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,280,889 at December 31, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

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

The mortgage bonds provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties or out of a portion of the sale or refinancing proceeds from the properties, subject to various priority payments. The principal of the mortgage bonds will not be amortized during the terms of the mortgage bonds, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage bond at any time after the tenth year of such mortgage bond and each mortgage bond will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage bonds are due and payable upon the sale of the related properties. Accordingly, the Partnership classified all such bonds as available-for-sale. The Partnership may waive compliance with any of the terms of the mortgage bonds.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1996, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest      	    Carrying       Income Earned
  Property Name                 Location             of Units      Date            Rate1            Amount             in 1996
  ------------------------      ----------------     ---------     ---------  ---------     --------------      --------------
  Performing:
    Shoals Crossing             Atlanta, GA             176        12/01/09        8.5%     $    4,500,000      $      382,500
    Arama Apartments            Miami, FL               293        07/01/10        8.5%         12,100,000           1,028,500
    Woodbridge Apts. of
      Bloomington III           Bloomington, IN         280        12/01/15        8.5%         12,600,000           1,090,960
                                                                                            --------------      --------------
                                                                                                29,200,000           2,501,960
                                                                                            --------------      --------------
  Nonperforming:2
    Ashley Pointe at
      Eagle Crest               Evansville, IN          150        12/01/15        8.5%          6,700,000             468,099
    Woodbridge Apts. of
      Louisville II             Louisville, KY          190        12/01/15        8.5%          8,976,000             807,327
    Northwoods Lake
      Apartments                Duluth, GA              492        12/01/06        8.5%         25,250,000           1,883,824
    Ashley Square               Des Moines, IA          144        12/01/09        8.5%          6,500,000             473,602
                                                                                            --------------      --------------
                                                                                                47,426,000           3,632,852
                                                                                            --------------      --------------
                                                                                                76,626,000       $   6,134,812
  Unrealized holding losses                                                                    (10,600,000)     ==============
                                                                                            --------------
  Balance at December 31, 1996 (at estimated fair value)                                    $   66,026,000
                                                                                            ==============

  1 In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $154,539 in 1996, $166,940 in 1995 and $211,319 in
1994.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $442,725 in 1996, $442,279 in 1995 and $606,921 in 1994.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
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
                                                                        ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

                                                                                             Dec. 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Real estate                                                                               $   46,423,305      $   48,913,919
  Restricted deposits and funded reserves                                                          630,701             647,293
  Other assets                                                                                   1,315,376           1,350,477
                                                                                            --------------      --------------
                                                                                            $   48,369,382      $   50,911,689
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                                              $   78,320,200      $   78,320,200
    Accrued interest payable                                                                     4,465,839           4,202,455
    Other liabilities                                                                            2,385,097           2,601,085
  Partners' Capital (Deficit)                                                                  (36,801,754)        (34,212,051)
                                                                                            --------------      --------------
                                                                                            $   48,369,382      $   50,911,689
                                                                                            ==============      ==============
Rental income                                                                               $   12,255,397      $   11,808,766
                                                                                            ==============      ==============
Net loss                                                                                    $   (2,523,711)     $   (3,330,449)
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

                                                                                  1996                1995                1994
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      431,747      $      363,489      $      265,914
Investor services and custodial fees                                            63,864              72,216              96,249
Professional fees and expenses                                                  36,330              29,988              28,206
Other expenses                                                                  30,980              20,602               6,722
Insurance                                                                       25,780              21,104              15,277
Report preparation and distribution                                             22,616              27,809              30,030
Registration fees                                                               18,126              16,461              15,009
Telephone                                                                        8,308               8,729               7,538
Consulting and travel expenses                                                   3,723               4,751              13,840
Stock certificates                                                                -                   -                    872
                                                                        --------------      --------------      --------------
                                                                        $      641,474      $      565,149      $      479,657
                                                                        ==============      ==============      ==============

AFCA 2 received from property owners administrative fees of $176,125 in 1996, $54,450 in 1995 and $54,450 in 1994. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership for the years ended December 31, 1996, 1995 or 1994. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $247,960 in 1996, $202,166 in 1995 and $164,490 in 1994.

7.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1996 to December 31, 1996                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,687,165      $    1,479,404      $    1,616,193      $    1,553,836
Total expenses                                            (167,165)           (161,251)           (160,877)           (159,491)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,520,000      $    1,318,153      $    1,455,316      $    1,394,345
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $        .15        $          .13      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  7                   6-7/8               7                   7-1/4
  Low sale                                                   6-1/4               6-1/8               6-1/4               6-3/8
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1995 to December 31, 1995                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,653,868      $    1,568,278      $    1,589,741      $    1,556,608
Total expenses                                            (138,792)           (135,045)           (155,845)           (156,244)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,515,076      $    1,433,233      $    1,433,896      $    1,400,364
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $        .15        $          .14      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  7                   6-7/8               7                   7-1/8
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

                        NORTHWOOD LAKE APARTMENTS, L.P.
                       	(A Georgia Limited Partnership)

                            	FINANCIAL STATEMENTS

                         	DECEMBER 31, 1996 AND 1995







































































                       T A B L E   O F   C O N T E N T S



                                                                           PAGE


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
 ON THE FINANCIAL STATEMENTS..............................................    1

FINANCIAL STATEMENTS

     BALANCE SHEETS.......................................................  2-3

     STATEMENTS OF INCOME.................................................	 4-5

     STATEMENTS OF CHANGES IN PARTNERS'
      EQUITY (DEFICIT)....................................................  		6

     STATEMENTS OF CASH FLOWS.............................................  		7

NOTES TO FINANCIAL STATEMENTS.............................................	8-11























































To the Partners
Northwood Lake Apartments, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Northwood Lake Apartments, L.P., (a Georgia Limited Partnership), (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Lake Apartments, L.P., as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring losses from operations and has a working and net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, Missouri                  /s/Mueller, Prost, Purk & Willbrand, P.C.
January 31, 1997	                       Certified Public Accountants

                             FINANCIAL STATEMENTS











































NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                                  1996                1995
                                                                        --------------      --------------
ASSETS

Current Assets
  	Cash................................................................ $    		344,556      $      251,888
  	Tenant accounts receivable..........................................          2,129               2,603
	  Prepaid expenses....................................................	        30,956              30,805
	  Other receivables...................................................            794               1,000
                                                                        --------------      --------------
                   	 Total Current Assets	                                     378,435           		286,296
                                                                        --------------      --------------
Funded Deposits Held in Trust
  	Security deposits...................................................        100,271       						107,089
                                                                        --------------      --------------
Restricted Deposits and Funded Reserves
 	Taxes and insurance escrow...........................................         68,166              28,058
 	Reserve for replacements.............................................        194,060             122,726
                                                                        --------------      --------------
                    Total Restricted Deposits and
                   	 Funded Reserves              	                            262,226            	150,784
                                                                        --------------      --------------
Property and Equipment
 	Land.................................................................      3,787,500           3,787,500
 	Buildings............................................................     19,947,500          19,947,500
 	Equipment............................................................    		1,515,000           1,515,000
                                                                        --------------      --------------
                   	Total Property and Equipment	                           25,250,000          25,250,000
 	Less: Accumulated depreciation.......................................    	(2,586,970)         (1,936,408)
                                                                        --------------      --------------
                    Net Property and Equipment                              22,663,030      				23,313,592
                                                                        --------------      --------------
                   	Total Assets		                                      $   23,403,962      $	 	23,857,761
                                                                        ==============      ==============
































The Notes to Financial Statements are an integral part of this statement.

                                                                                  1996                1995
                                                                        --------------      --------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current Liabilities
  	Accounts payable.................................................... $      	20,898      $        8,927
 	 Prepaid rent........................................................         71,049              30,116
  	Accrued expenses....................................................          7,843              14,342
 	 Accrued interest payable............................................      2,426,648           2,094,629
                                                                        --------------      --------------
 	                  Total Current Liabilities                                2,526,438       	  	2,148,014
                                                                        --------------      --------------
Deposit Liabilities
	 Security deposits....................................................        100,043             106,799
                                                                        --------------      --------------
Long-Term Liabilities
	 Mortgage payable.....................................................     25,250,000         	25,250,000
                                                                        --------------      --------------
                  	 Total Liabilities	                                      27,876,481          27,504,813
                                                                        --------------      --------------
PARTNERS' EQUITY (DEFICIT)

Partners' Equity (Deficit).............................................     (4,472,519)         (3,647,052)
                                                                        --------------      --------------
                 	  Total Liabilities and
                     Partners' Equity (Deficit)	  	 						              $   23,403,962      $	 	23,857,761
                                                                        ==============      ==============

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                1995
                                                                        --------------      --------------
Income
  	Rental income....................................................... $    3,533,158      $  		3,540,178
  	Other income........................................................        131,462              72,685
 	 Income from forfeited security deposits.............................         22,818              21,073
	  Interest income.....................................................         20,488              30,802
                                                                        --------------      --------------
                   	Total Income	                                            3,707,926         		3,664,738
                                                                        --------------      --------------
Expenses
 	 Operating Expenses
	   Advertising and promotional fees...................................         39,172             	35,244
		  Insurance expense..................................................         37,317             	30,771
	  	Professional fees..................................................         15,005             	10,719
	  	Real estate and personal property taxes............................        352,750             355,200
	  	Salaries and wages.................................................        309,966            	284,689
	  	Utilities..........................................................        245,297           		231,281
                                                                        --------------      --------------
                    Total Operating Expenses                                   999,507             947,904
                                                                        --------------      --------------
 	 Maintenance Expenses
	  	Cleaning expense...................................................          9,030               4,761
		  Repairs and maintenance expense....................................        410,604           		342,867
		  Security expense...................................................				        547              	 	502
		  Supplies expense...................................................				     55,934              50,059
                                                                        --------------      --------------
 	                  Total Maintenance Expenses 	 	                             476,115            	398,189
                                                                        --------------      --------------
 	 Management Expenses
	  	Administrative and office..........................................         59,854            		61,223
		  Management fees....................................................        166,657             162,552
                                                                        --------------      --------------
                 	  Total Management Expenses			                               226,511           		223,775
                                                                        --------------      --------------






























The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF INCOME (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                1995
                                                                        --------------      --------------
Expenses (Continued)

 	 Mortgage Interest Expense........................................... $    2,146,250      $  	 2,146,250
                                                                        --------------      --------------
	  Other Expenses
		  Administrative fees................................................         34,448             	15,567
		  Depreciation.......................................................        650,562            	677,363
                                                                        --------------      --------------
	                   Total Other Expenses	 													                        685,010            	692,930
                                                                        --------------      --------------
                    Total Expenses	 											                              4,533,393         		4,409,048
                                                                        --------------      --------------
Net Loss...............................................................	$     (825,467)    	$	   	(744,310)
                                                                        ==============      ==============

















































The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                     Total
                                                           General             Limited           Partners'
                                                           Partner             Partner             Deficit
                                                    --------------      --------------      --------------
Balance, December 31, 1994......................... $		    (29,027)	    $  	(2,873,715)	   	$	 	(2,902,742)

Net Loss for the Year..............................         (7,443)			        (736,867)		         (744,310)
                                                    --------------      --------------      --------------
Balance, December 31, 1995......................... $	    	(36,470)    	$	  (3,610,582)		   $	 	(3,647,052)

Net Loss for the Year..............................         (8,255)			        (817,212)		         (825,467)
                                                    --------------      --------------      --------------
Balance, December 31, 1996......................... $	    	(44,725)    	$	  (4,427,794)		   $	 	(4,472,519)
                                                    ==============      ==============      ==============
Partners' Percentage of Partnership Losses		                  1.00%		           	99.00%		           100.00%
                                                    ==============      ==============      ==============

















































The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                1995
                                                                        --------------      --------------
Cash Flows from Operating Activities
 	 Net loss............................................................	$     (825,467)     $   		(744,310)
                                                                        --------------      --------------
  	Adjustments to reconcile net loss to net cash provided
    by operating activities
	 	   Depreciation.....................................................        650,562            	677,363
  		  Change in assets - (increase) decrease
		 	   Tenant accounts receivable......................................	           474             	(2,603)
  	  		Prepaid expenses................................................           (151)          		(30,805)
  	  		Other receivables...............................................            206            		(1,000)
  		  	Security deposits...............................................             62            	  	(290)
   	 	Change in liabilities - increase (decrease)
	    		Accounts payable................................................	        11,972           	 	(1,069)
  	 	 	Prepaid rent....................................................				     40,933       	     	30,116
  	 	 	Accrued expenses................................................	        (6,500)               (168)
  		 	 Accrued interest payable........................................		      332,019            	214,103
                                                                        --------------      --------------
  	                 Total Adjustments	  															                      1,029,577          	 	885,647
                                                                        --------------      --------------
Net Cash Provided by Operating Activities..............................			     204,110            	141,337
                                                                        --------------      --------------
Cash Flows from Financing Activities
 	 Net deposits and withdrawals in restricted deposits
    and funded reserves................................................							(111,442)          	(125,855)
                                                                        --------------      --------------
                    Net Cash Used by Financing Activities	                    (111,442)          	(125,855)
                                                                        --------------      --------------
Net Increase in Cash...................................................				     92,668         	  		15,482

Cash - Beginning of Year...............................................						  251,888           		236,406
                                                                        --------------      --------------
Cash - End of Year.....................................................	$      344,556      $    		251,888
                                                                        ==============      ==============






























The Notes to Financial Statements are an integral part of this statement.

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

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimated amounts.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)



NOTE 2 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      		Tenant Accounts Receivable

        The Project provides an allowance for doubtful accounts equal to the estimated collection loss that will be incurred in the collection of receivables. No bad debt expense was recorded for the years ending December 31, 1996 and 1995.

      		Property and Equipment

        Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

        Depreciation is calculated using the straight-line method over estimated useful lives ranging from 10 to 40 years. The total depreciation expensed for the years ending December 31, 1996 and 1995 was $650,562 and $677,363, respectively.

        Concentration of Credit Risk

        The Project maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and 1995, the Project's uninsured cash balances totaled $231,248 and $178,125, respectively.



NOTE 3	 STATEMENTS OF CASH FLOWS

        For purposes of the statements of cash flows, the Project considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                                       1996                1995
                                             --------------      --------------
        Cash paid during the years for:

              Interest...................... $    1,814,231      $	  	1,932,147

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

        Reserve for Replacements are maintained under the control of the mortgage note holder for the benefit of the Project in an interest bearing account with a federally insured financial institution. The mortgage requires a monthly payment of $5,260 to be used for future major capital improvements to the Project.



NOTE 5	 ACCRUED INTEREST PAYABLE

        Since 1993, the Project's cash flow has been insufficient to pay the base interest due on the mortgage payable. At December 31, 1996 and 1995, the cumulative shortfall is $2,426,648 and $2,094,629, respectively.



NOTE 6	 MORTGAGE PAYABLE

        The Partnership has a $25,250,000 mortgage payable agreement with America First Tax Exempt Mortgage Fund Limited Partnership, utilizing proceeds of the Multi-Family Mortgage Revenue Note, Series 1985, issued by the Housing Authority of the City of Buford, Georgia.

        The note, secured by a Deed of Trust on the income producing property, assignment of rents and a security agreement, was amended on April 1, 1991, with a term of 10 years from the date of the amendment. The note bears interest at 8.5% and contingent interest at 16%.
        The accrued base interest will be paid according to the priority of cash flows as set forth in the note. Any contingent interest that is not paid will be deferred without interest and paid in arrears.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)



NOTE 7	 MANAGEMENT FEE TRANSACTIONS

        On March 1, 1993, America First Properties Management Company, LLC, took over management of the Partnership. Their fee is 4.5% of gross receipts. Management fees for the years ending December 31, 1996 and 1995 were $166,657 and $162,552, respectively. At December 31, 1996 and 1995, the Partnership owed America First Properties Management Company, LLC, $15,616 and $8,645, respectively, both of which are included in accounts payable.

        America First Properties Management Company, LLC, also charges an administrative service charge of $1 per unit per month to offset the costs of providing management and administrative services to the Project. Administrative service charges for the years ending December 31, 1996 and 1995 were $5,904 each year.



NOTE 8	 RELATED PARTY TRANSACTIONS

        The Partnership paid the limited partner an administrative fee of $28,559 for the year ending December 31, 1996.



NOTE 9	 GOING CONCERN CONSIDERATIONS

        The Partnership's operations have produced a cumulative deficit of $4,472,519 since commencement of rental operations in 1993, as well as recurring losses. In addition, the mortgage payable is delinquent and accrued interest is not being paid in full each year. These considerations raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time.

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

Date:  March 26, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1997         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 26, 1997         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Vice President, Secretary,
                                 Treasurer and Manager, (Chief
                                 Financial and Accounting
                                 Officer)

Date:  March 26, 1997         By
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 26, 1997         By /s/ George Kubat*
                                 George Kubat,
                                 Manager

Date:  March 26, 1997         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 26, 1997         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 26, 1997         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  March 26, 1997         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Apartment Investors, L.P.
       		America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter