Form 10-Q
period 1997-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1997-05-15
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,390,065      $    1,379,560
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     66,026,000          66,026,000
  Interest receivable                                                                              529,840             598,173
  Other assets                                                                                      29,434              10,721
                                                                                            --------------      --------------
                                                                                            $   67,975,339      $   68,014,454
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      118,777      $      253,869
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   572,374             707,466
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  9,474               8,515
    Beneficial Unit Certificate Holders
      ($6.75 per BUC in 1997 and $6.74 in 1996)                                                 67,393,491          67,298,473
                                                                                            --------------      --------------
                                                                                                67,402,965          67,306,988
                                                                                            --------------      --------------
                                                                                            $   67,975,339      $   68,014,454
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Income
  Mortgage bond investment income                                                           $    1,598,730      $    1,648,968
  Interest income on temporary cash investments                                                     11,090              10,434
  Contingent interest income (Note 5)                                                               42,890              27,763
                                                                                            --------------      --------------
                                                                                                 1,652,710           1,687,165
Expenses
  General and administrative expenses (Note 6)                                                     185,545             167,165
                                                                                            --------------      --------------
Net income                                                                                  $    1,467,165      $    1,520,000
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       24,965      $       21,863
  BUC Holders                                                                                    1,442,200           1,498,137
                                                                                            --------------      --------------
                                                                                            $    1,467,165      $    1,520,000
                                                                                            ==============      ==============
Net income per BUC                                                                          $          .14      $          .15
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1996                                          $        8,515     $    77,898,473      $   77,906,988
  Net income                                                                    24,965           1,442,200           1,467,165
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (24,006)         (1,347,182)         (1,371,188)
                                                                        --------------     ---------------      --------------
                                                                                 9,474          77,993,491          78,002,965
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1996 and March 31, 1997                                 -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at March 31, 1997                                               $        9,474     $    67,393,491      $   67,402,965
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,467,165      $    1,520,000
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease in interest receivable                                                               68,333              34,048
      Increase in other assets                                                                     (18,713)            (20,462)
      Decrease in accounts payable                                                                (135,092)            (75,997)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,381,693           1,457,589

Cash flow used in financing activity
  Distributions paid                                                                            (1,371,188)         (1,367,520)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                 10,505              90,069
Cash and temporary cash investments at beginning of period                                       1,379,560           1,103,805
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,390,065      $    1,193,874
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

  B)Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,376,866 at March 31, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1997, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/15              8.5%             12,600,000
                                                                                                                --------------
                                                                                                                    29,200,000
                                                                                                                --------------
Nonperforming:2
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/15              8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/15              8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492           12/01/06              8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    47,426,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                          (10,600,000)
                                                                                                                --------------
Balance at March 31, 1997 (at estimated fair value)                                                             $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $42,890 during 1997.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1997 was $56,716.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1997 was $246,639. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $91,957 during 1997. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership during 1997. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $68,029 in 1997.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on June 1, 1993. At March 31, 1997, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at March 31, 1997.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 254                 91%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 147                 98%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 173                 91%
Northwoods Lake Apartments                     Duluth, GA                          492                 460                 93%
Shoals Crossing                                Atlanta, GA                         176                 164                 93%
Ashley Square                                  Des Moines, IA                      144                 144                100%
Arama Apartments                               Miami, FL                           293                 285                 97%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,627                 94%
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

During the quarter ended March 31, 1997, a net amount of undistributed income totaling $95,977 was placed in reserves. The total amount held in reserves at March 31, 1997, was $1,376,866. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the three months ended March 31, 1997, indicated that the mortgage bonds recorded on the balance sheet at March 31, 1997, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has generally remained constant since December 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1997      March 31, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,598,730      $    1,648,968      $      (50,238)
Interest income on temporary cash investments                                   11,090              10,434                 656
Contingent interest income                                                      42,890              27,763              15,127
                                                                        --------------      --------------      --------------
                                                                             1,652,710           1,687,165             (34,455)
General and administrative expenses                                            185,545             167,165              18,380
                                                                        --------------      --------------      --------------
Net income                                                              $    1,467,165      $    1,520,000      $      (52,835)
                                                                        ==============      ==============      ==============

The decrease in mortgage bond investment income for the quarter ended March
31, 1997, compared to the quarter ended March 31, 1996, is attributable to decreased cash flow from properties collateralizing the tax-exempt mortgage bonds. Mortgage bond investment income earned from Woodbridge Apartments of Bloomington III was approximately $49,000 lower for the quarter ended March
31, 1997, compared to the same period in 1996. Because the mortgage bond on such property was brought fully current as to interest payments during the fourth quarter of 1996, the Partnership no longer earns more base interest than the current base interest due on the mortgage bond if the property generates net cash flow in excess of the current base interest. Also contributing to the decrease in mortgage bond investment income for the quarter ended March 31, 1997 compared to the same period in 1996, was a decrease of approximately $32,000 in mortgage bond investment income earned from Northwoods Lake Apartments. This decrease is primarily due to a weakening of the Atlanta rental market attributable in part to the end of the Olympic Games. The decreases due to Woodbridge Apartments of Blooomington III and Northwoods
Lake Apartments were partially offset by increases in income earned of approximately $13,000 from Ashley Pointe at Eagle Crest, $10,000 from Woodbridge Apartments of Louisville II, and $8,000 from Ashley Square.

The increase in contingent interest income is attributable to an increase in net operating income generated by the Arama Apartments primarily due to an increase in rental rates. The increase in interest income on temporary cash investments is attributable to an increase in the amount of undistributed income held in reserves. General and administrative expenses increased primarily as a result of increases in salaries and related expenses.


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

Dated:  May 12, 1997         AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Two, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First
				   Capital Associates Limited
				   Partnership Two

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President
				   and Principal Financial
                                   Officer