Form 10-Q
period 1997-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1997-11-14
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,434,254      $    1,379,560
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     66,026,000          66,026,000
  Interest receivable                                                                              574,670             598,173
  Other assets                                                                                      17,656              10,721
                                                                                            --------------      --------------
                                                                                            $   68,052,580      $   68,014,454
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      146,464      $      253,869
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   600,061             707,466
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  9,970               8,515
    Beneficial Unit Certificate Holders
      ($6.76 per BUC in 1997 and $6.74 in 1996)                                                 67,442,549          67,298,473
                                                                                            --------------      --------------
                                                                                                67,452,519          67,306,988
                                                                                            --------------      --------------
                                                                                            $   68,052,580      $   68,014,454
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,559,640      $    1,537,198      $    4,640,665      $    4,626,797
 Interest income on temporary cash investments              13,371              12,006              39,288              34,284
 Contingent interest income (Note 5)                        35,346              66,989             110,229             121,681
                                                    --------------      --------------      --------------      --------------
                                                         1,608,357           1,616,193           4,790,182           4,782,762
Expenses
 General and administrative expenses (Note 6)              160,828             160,877             535,559             489,293
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,447,529      $    1,455,316      $    4,254,623      $    4,293,469
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       22,959      $       30,630      $       69,001      $       72,137
 BUC Holders                                             1,424,570           1,424,686           4,185,622           4,221,332
                                                    --------------      --------------      --------------      --------------
                                                    $    1,447,529      $    1,455,316      $    4,254,623      $    4,293,469
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $          .14      $          .14      $          .42      $          .42
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1996                                          $        8,515     $    77,898,473      $   77,906,988
  Net income                                                                    69,001           4,185,622           4,254,623
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (67,546)         (4,041,546)         (4,109,092)
                                                                        --------------     ---------------      --------------
                                                                                 9,970          78,042,549          78,052,519
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1996 and September 30, 1997                             -            (10,600,000)        (10,600,000)
                                                                        --------------     ---------------      --------------
Balance at September 30, 1997                                           $        9,970     $    67,442,549      $   67,452,519
                                                                        ==============     ===============      ==============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    4,254,623      $    4,293,469
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease in interest receivable                                                               23,503              70,704
      Increase in other assets                                                                      (6,935)             (7,921)
      Decrease in accounts payable                                                                (107,405)            (39,913)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    4,163,786           4,316,339

Cash flow used in financing activity
  Distributions paid                                                                            (4,109,092)         (4,111,869)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                 54,694             204,470
Cash and temporary cash investments at beginning of period                                       1,379,560           1,103,805
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,434,254      $    1,308,275
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,426,420 at September 30, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at September 30, 1997, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/15              8.5%             12,600,000
                                                                                                                --------------
                                                                                                                    29,200,000
                                                                                                                --------------
Nonperforming:2
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/15              8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/15              8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492           12/01/06              8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    47,426,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                          (10,600,000)
                                                                                                                --------------
Balance at September 30, 1997 (at estimated fair value)                                                         $   66,026,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $110,229 during 1997 ($35,346 for the quarter ended September 30, 1997).

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1997 was $300,278 ($89,687 for the quarter ended September 30, 1997).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1997 was $538,595 ($128,806 for the quarter ended September 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $138,415 during 1997 ($13,613 for the quarter ended September 30, 1997). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $202,733 in 1997 ($67,683 for the quarter ended
September 30, 1997).

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on
June 1, 1993. At September 30, 1997, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $66,026,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at September 30, 1997.

                                                                                                  Number            Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 262                 94%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 150                100%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 188                 99%
Northwoods Lake Apartments                     Duluth, GA                          492                 464                 94%
Shoals Crossing                                Atlanta, GA                         176                 167                 95%
Ashley Square                                  Des Moines, IA                      144                 138                 96%
Arama Apartments                               Miami, FL                           293                 288                 98%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,657                 96%
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

During the nine months ended September 30, 1997, a net amount of undistributed income totaling $145,531 was placed in reserves (a net amount of $78,170 for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $1,426,420. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first nine months of 1997 indicated that the mortgage bonds recorded on the balance sheet at September 30, 1997, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has remained relatively constant since June 30, 1997.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,559,640      $    1,537,198      $       22,442
Interest income on temporary cash investments                                   13,371              12,006               1,365
Contingent interest income                                                      35,346              66,989             (31,643)
                                                                        --------------      --------------      --------------
                                                                             1,608,357           1,616,193              (7,836)
General and administrative expenses                                            160,828             160,877                 (49)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,447,529      $    1,455,316      $       (7,787)
                                                                        ==============      ==============      ==============
                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    4,640,665      $    4,626,797      $       13,868
Interest income on temporary cash investments                                   39,288              34,284               5,004
Contingent interest income                                                     110,229             121,681             (11,452)
                                                                        --------------      --------------      --------------
                                                                             4,790,182           4,782,762               7,420
General and administrative expenses                                            535,559             489,293              46,266
                                                                        --------------      --------------      --------------
Net income                                                              $    4,254,623      $    4,293,469      $      (38,846)
                                                                        ==============      ==============      ==============

The increase in mortgage bond investment income for the quarter ended September 30, 1997, compared to the same period in 1996, is attributable to an increase in cash flow received from properties collateralizing the tax-exempt mortgage bonds. Mortgage bond investment income earned on Woodbridge Apartments of Louisville II and Northwoods Lake Apartments increased approximately $85,400. This increase is due primarily to increases in rental revenue resulting from rental rate increases and increases in average occupancy accompanied by decreases in real estate operating expenses, primarily taxes, labor and administrative expenses. The increase in cash flow of $85,400 was partially offset by a decrease in cash flow of approximately $63,000 from Woodbridge Apartments of Bloomington III, Ashley Square and Ashley Pointe at Eagle Crest. Mortgage bond investment income from Woodbridge Apartments of Bloomington III was approximately $19,700 lower for the quarter ended September 30, 1997, compared to the same period in 1996. Because the mortgage bond on such property was brought fully current as to interest payments during the fourth quarter of 1996, the Partnership no longer receives more base interest than the current base interest due on the mortgage bond if the property generates net cash flow in excess of the current base interest. The Partnership does not anticipate receiving contingent interest from Woodbridge Apartments of Bloomington III in the foreseeable future due to such property's other obligations. The remaining decrease of $43,300 in mortgage bond investment income resulted from a decrease in rental revenue resulting from a decrease in average occupancy and increases in real estate operating expenses at Ashley Square and Ashley Point at Eagle Crest.

The increase in mortgage bond investment income for the nine months ended September 30, 1997, compared to the same period in 1996, is attributable to an increase in cash flow received from properties collateralizing the tax-exempt mortgage bonds. This increase is due to increases in cash flow received from Ashley Point at Eagle Crest, Woodbridge Apartments of Louisville II and Ashley Square totaling approximately $100,200 which were partially offset by decreases in cash flow received from Woodbridge Apartments of Bloomington III and Northwoods Lake Apartments totaling approximately $86,300. Cash flow received from Ashley Point at Eagle Crest, Woodbridge Apartments of Louisville II and Ashley Square increased due primarily to increases in rental revenue resulting from rental rate increases in certain markets and increases in the

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

average occupancy of certain properties accompanied by decreases in real estate operating expenses, primarily taxes and labor costs. Mortgage bond investment income earned from Woodbridge Apartments of Bloomington III was approximately $44,600 lower for the nine months ended September 30, 1997, compared to the same period in 1996 for the reason described in the previous paragraph. Mortgage bond investment income earned on Northwoods Lake Apartments for the nine months ended September 30, 1997, decreased approximately $41,700 compared to the same period in 1996, primarily due to a weakening of the Atlanta rental market attributable in part to the end of the 1996 Summer Olympic Games. In addition, the market in which Northwoods Lake Apartments is located has experienced substantial new construction.

The decrease in contingent interest income for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, is attributable to a decrease in net operating income generated by the Arama Apartments primarily due to a decrease in rental rates. The increase in interest income on temporary cash investments for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, is attributable to an increase in the amount of undistributed income held in reserves. General and administrative expenses for the quarter ended September 30, 1997, were comparable with the same period in 1996. However, general and administrative expenses for the nine months ended September 30, 1997, increased compared to the same period in 1996, primarily as a result of increases in salaries and related expenses.

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

Dated:  November 12, 1997    AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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