Form 10-K
period 1997-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1998-03-30
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the BUCs on March 3, 1998, based upon the final sales price per BUC as reported in The Wall Street Journal on March 4, 1998, was $78,585,633.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   3
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .   9
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  10
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  10

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  10
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  11
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  11
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  12

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

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

     The Registrant acquired 14 tax-exempt mortgage bonds with an aggregate principal amount equal to $177,196,000. At December 31, 1997, the Registrant continued to hold seven of these mortgage bonds with a carrying value (at estimated fair value) equal to $71,126,000.

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

     A description of the seven tax-exempt mortgage bonds held by the Registrant at December 31, 1997, (and the properties collateralizing such bonds) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

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

     Item 2. Properties. The Registrant had invested in 14 tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties. As described in Item 1 hereof, the Registrant still held seven of the tax-exempt mortgage bonds at December 31, 1997. Properties collateralizing the mortgage bonds are described in the following table:

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

                                                 1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
WOODBRIDGE APTS. OF BLOOMINGTON III
Average Occupancy Rate                            90%          95%          93%          96%          96%
Average Effective Annual Rental Per Unit       $6,957       $7,251       $6,848       $6,701       $6,416

ASHLEY POINTE AT EAGLE CREST
Average Occupancy Rate                            99%          96%          96%          93%          94%
Average Effective Annual Rental Per Unit       $6,423       $6,163       $6,032       $5,686       $5,662

WOODBRIDGE APTS. OF LOUISVILLE II
Average Occupancy Rate                            95%          95%          93%          96%          96%
Average Effective Annual Rental Per Unit       $7,075       $6,880       $6,451       $6,504       $6,131

NORTHWOODS LAKE APARTMENTS
Average Occupancy Rate                            94%          94%          97%          98%          97%
Average Effective Annual Rental Per Unit       $7,263       $7,188       $7,101       $6,806       $6,403

ASHLEY SQUARE
Average Occupancy Rate                            96%          97%          98%          97%          97%
Average Effective Annual Rental Per Unit       $6,792       $6,728       $6,764       $6,574       $6,366

SHOALS CROSSING
Average Occupancy Rate                            95%          93%          95%          96%          96%
Average Effective Annual Rental Per Unit       $4,942       $4,712       $4,649       $4,458       $4,428

ARAMA APARTMENTS
Average Occupancy Rate                            98%          99%          99%          99%          99%
Average Effective Annual Rental Per Unit       $7,467       $7,517       $7,156       $7,355       $6,975

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

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "AFTXZ." The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1996 through December 31, 1997.

              1996                 High           Low
              1st Quarter          $ 7            $ 6-1/4
              2nd Quarter          $ 6-7/8        $ 6-1/8
              3rd Quarter          $ 7            $ 6-1/4
              4th Quarter          $ 7-1/4        $ 6-3/8

              1997
              1st Quarter          $ 7-3/8        $ 6-11/16
              2nd Quarter          $ 7-3/8        $ 6-11/16
              3rd Quarter          $ 7-3/8        $ 7
              4th Quarter          $ 7-3/4        $ 7-1/16

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1997, was 6,206.

     (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1997, and December 31, 1996, equaled $5,388,729 and $5,388,729, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1997, and December 31, 1996, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1997       December 31, 1996
                       -----------------       -----------------
Income                     $  .5400                 $ .5400
                           ========                 =======


     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same level in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereof filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   6,169,500   $   6,134,812   $   6,159,236   $   5,973,373   $   5,461,438
Rental income                                              -	              -	         	    -               -          5,148,252
Interest income on temporary cash investments            53,554          47,247          42,319          24,046          31,700
Contingent interest income                              124,682         154,539         166,940         211,319         192,343
General and administrative expenses                    (678,487)       (648,784)       (585,926)       (478,438)     (1,033,708)
Real estate operating expenses                             -	              -               -               -         (2,457,071)
Depreciation                                               -	              -               -               -         (1,205,631)
Interest expense                                           -	              -               -               -           (400,931)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   5,669,249   $   5,687,814   $   5,782,569   $   5,730,300   $   5,736,392
                                                  =============   =============   =============   =============   =============
Net income, basic and diluted,
  per Beneficial Unit Certificate (BUC)           $         .56   $         .56   $         .57   $         .56   $         .56
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .5400   $       .5400   $       .5400   $       .7350
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, at
  estimated fair value                            $  71,126,000   $  66,026,000   $  66,026,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $  73,213,016   $  68,014,454   $  67,698,916   $  67,379,656   $  67,137,170
                                                  =============   =============   =============   =============   =============


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on June 1, 1993. At December 31, 1997, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $66,026,000.


The following table shows the various occupancy levels of the properties financed by the Partnership at December 31, 1997.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 Woodbridge Apts. of Bloomington III         Bloomington, IN                       280                 263                 94%
 Ashley Pointe at Eagle Crest                Evansville, IN                        150                 149                 99%
 Woodbridge Apts. of Louisville II           Louisville, KY                        190                 188                 99%
 Northwoods Lake Apartments                  Duluth, GA                            492                 474                 96%
 Ashley Square                               Des Moines, IA                        144                 131                 91%
 Shoals Crossing                             Atlanta, GA                           176                 167                 95%
 Arama Apartments                            Miami, FL                             293                 284                 97%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,656                 96%
                                                                        ==============      ==============      ==============

The tax-exempt mortgage bonds bear interest at a fixed base rate and provide for the payment of additional contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the financed properties. The base interest rate on each tax-exempt bond held by the Partnership is 8.5% per annum. Contingent interest, when combined with base interest, may be earned up to a maximum of 16% per annum on each of the bonds. The principal amounts of the tax-exempt bonds do not amortize over their terms. Principal is due and payable to the Partnership after 12 years. Accordingly, principal and accrued interest on six of the bonds became due on December 1, 1997 and principal and interest on the remaining bond will become due on July 1, 1998. The sole source of payment of principal and accrued interest of any bond is the net proceeds from the sale or refinancing of the underlying property. The value of the underlying properties is currently less than the outstanding principal of the bonds. In order to avoid a potential loss of principal resulting from the sale or refinancing of the properties, the General Partner has proposed that the tax-exempt bonds continue to be held by the Partnership. In order to do this, the General Partner has proposed that each of the bonds be reissued pursuant to the provisions thereof. In order to maintain the tax-exempt nature of the interest payments on the reissued mortgage bonds, the interest rates on the bonds will be set at rates which will allow debt service on the bonds to be paid from the projected net revenues from the underlying properties. Accordingly, the General Partner anticipates that the base and contingent interest rates on the reissued bonds will be less than the current base and contingent interest rates on the bonds. Interest payments on the tax-exempt bonds and interest on temporary cash investments represent the principal sources of the Partnership's income and distributable cash. However, the General Partner does not anticipate that the reduction in base and contingent interest rates on the Partnership's tax-exempt bonds will have a significant effect on the amount of interest income earned by the Partnership since the Partnership has been accepting payment of less than the full amount of base interest on four of the tax-exempt bonds for some time. In addition, only one of the tax-exempt bonds has generated contingent interest to date and the amount paid to the Partnership has been below the maximum rate which will be charged on the reissued bonds. However, a reduction in base and contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties.

In addition to current interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) holders.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
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
                                                                        ==============      ==============      ==============

During the year ended December 31, 1997, a net amount of $195,862 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1997, was $1,476,751. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

AFCA 2 has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. AFCA 2 believes the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse AFCA 2 for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

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

Based on the foregoing methodology, valuations and reviews performed during 1997, the unrealized holding losses on mortgage bonds has been reduced by $5,100,000. Such adjustment has been made to the Partnership's investment in tax-exempt mortgage bonds and has been reflected in the Statement of Partners' Capital.

At December 31, 1997, four of the Partnership's seven tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership's management closely monitors each real estate property which serves as collateral for the tax-exempt mortgage bonds in efforts to maximize cash flow generated by each property, including the properties with bonds in a nonperforming status. In addition, an affiliate of the Partnership's general partner provides property management services for real estate properties which serve as collateral for certain tax-exempt bonds classified as nonperforming including Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest. As such, the Partnership is able to influence certain aspects of the operations of such properties which should better position the properties to increase long-term cash flow from operations.

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 90% during 1997, compared to 95% during 1996. Interest earned in 1997 was $1,071,000 compared to $1,090,960 in 1996. Interest on this mortgage bond, at the base interest rate, is current. Net operating income for the property decreased approximately $69,000 from 1996 to 1997, primarily as the result of a decrease in rental income due to a decrease in average occupancy.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 99% during 1997 compared to 96% during 1996. This increase in average occupancy, combined with increases in other income such as garage rentals and washer/dryer income, resulted in an increase in the net cash flow generated by this property. As a result, interest earned on this mortgage bond in 1997 was $502,324 compared to $468,099 in 1996. However, interest is recognized as income on this mortgage bond on the modified cash basis and was approximately $67,000 less than the amount needed to pay the full amount of base interest due in 1997.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 95% during 1997 and 1996. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned in 1997 was $862,706 compared to $807,327 in 1996 and was approximately $100,000 more than the amount needed to pay the base interest due in 1997. Amounts received in excess of the current year base interest reduce the amount of prior years' past due base interest due on the mortgage loan. The increase in interest earned from 1996 to 1997 is the result of an increase in cash flow generated by the property resulting from an increase in rental income and a decrease in real estate operating expenses. Rental income increased due primarily to an increase in rental rates. Real estate operating expenses decreased due to a decrease in taxes which was partially offset by an increase in repairs and maintenance expenses and property improvements.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 94% during 1997 and 1996. Interest is recognized as income on this mortgage bond on the modified cash basis. Interest earned by the Partnership in 1997 was $1,845,477 compared to $1,883,824 in 1996 and was approximately $301,000 less than the amount needed to pay the base interest due in 1997. The decrease in interest earned from 1996 to 1997 is due to a decrease in cash flow generated by the property in 1997 compared to 1996. This decrease is due primarily to increases in operating expenses, including repairs and maintenance expenses and property improvements, advertising expenses and administrative expenses, partially offset by decreases in taxes and insurance expenses and a slight increase in operating revenue.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 96% during 1997, compared to 97% during 1996. Despite the decrease in average occupancy, net cash flow generated by the property in 1997 approximated that of 1996. Therefore, interest earned in 1997 increased slightly to $476,993 compared to $473,602 in 1996. However, interest is recognized as income on this mortgage bond on the modified cash basis and was approximately $76,000 less than the amount needed to pay the full amount of base interest due in 1997.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 95% during 1997 compared to 93% during 1996. Interest earned on this mortgage bond was $382,500 in 1997 and 1996. The property was current on its interest payments throughout 1997; however, a portion of the interest was funded by postponing the payment of trade payables. Net operating income decreased approximately $31,000 from 1996 to 1997. This decrease is due to an increase in overall operating expenses, primarily utilities, repairs and maintenance expenses and capital improvements, insurance and administrative expenses. The increase in operating expenses was partially offset by an increase in operating revenue due primarily to an increase in average occupancy. Discussions are taking place between the Partnership and the property owner regarding a workout of this mortgage bond.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 98% during 1997 compared to 99% in 1996. Interest on this mortgage bond, at the base interest rate, is current. In addition to earning base interest of $1,028,500 in 1997 and 1996, $124,682 of contingent interest was earned in 1997 compared with $154,539 in 1996. The decrease in contingent interest is due to a decrease in net operating income generated during the contingent interest period resulting from higher repairs and maintenance expenses and property improvements.

Results of Operations

The Partnership ended its twelfth full year of operations on December 31, 1997. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    6,169,500      $    6,134,812      $    6,159,236
Interest income on temporary cash investments                                   53,554              47,247              42,319
Contingent interest income                                                     124,682             154,539             166,940
                                                                        --------------      --------------      --------------
                                                                             6,347,736           6,336,598           6,368,495
General and administrative expenses                                            678,487             648,784             585,926
                                                                        --------------      --------------      --------------
Net income                                                              $    5,669,249      $    5,687,814      $    5,782,569
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1996           From 1995
                                                                        --------------      --------------
Mortgage bond investment income                                         $       34,688      $      (24,424)
Interest income on temporary cash investments                                    6,307               4,928
Contingent interest income                                                     (29,857)            (12,401)
                                                                        --------------      --------------
                                                                                11,138             (31,897)
General and administrative expenses                                             29,703              62,858
                                                                        --------------      --------------
Net income                                                              $      (18,565)     $      (94,755)
                                                                        ==============      ==============

Mortgage bond investment income during 1997 was approximately $35,000 more than 1996. This increase is attributable to increased cash flow from Woodbridge Apartments of Louisville II of $56,000, Ashley Pointe at Eagle Crest of $34,000 and Ashley Square of $3,000 offset by decreases from Woodbridge Apts. of Bloomington III of $20,000 and Northwoods Lake Apartments of $38,000. See the discussion of each property in the Asset Quality section for additional information.

Mortgage bond investment income during 1996 was approximately $24,000 less than 1995. This decrease is attributable to decreased cash flow from Woodbridge Apts. of Bloomington III of $49,000, Northwoods Lake Apartments of $48,000 and Ashley Square of $3,000 offset by increases from Ashley Pointe at Eagle Crest of $51,000 and Woodbridge Apartments of Louisville II of $25,000. Cash flow received from Woodbridge Apts. of Bloomington III decreased due to the mortgage bond on the such property becoming fully current as to interest during the fourth quarter of 1996 as described above. The decrease in cash flow received from Northwoods Lake Apartments was due to a decrease in the net operating income generated by property resulting from overall operating expense increases which were partially offset by an increase in operating revenue. Cash flow received from Ashley Square decreased slightly due to a slight decrease in net operating income generated by the property. The increase in cash flow received from Ashley Pointe at Eagle Crest resulted from an increase in cash flow generated by the property due to an increase in other income such as garage rentals. Cash flow received from Woodbridge Apartments of Louisville II increased due to an increase in net operating income generated by the property resulting from an increase in rental income which was partially offset by increases in property improvements including landscaping, parking lot repairs and pool resurfacing. Rental income generated by this property increased due to rental rate increases and an increase in average occupancy.

The increases in interest income on temporary cash investments of $6,307 from 1996 to 1997 and $4,928 from 1995 to 1996 are attributable to increases in the amount of undistributed income held in reserves and to slightly higher interest rates.

The decreases in contingent interest income of $29,857 from 1996 to 1997 and $12,401 from 1995 to 1996 are attributable to decreases in the net cash flow generated by Arama Apartments during the respective year's contingent interest period. The decrease in contingent interest income from 1995 to 1996 is a result of higher repairs and maintenance expenses and property improvements.

General and administrative expenses increased $29,703 from 1996 to 1997 primarily as a result of higher salaries and related expenses. General and administrative expenses increased $62,858 from 1995 to 1996 primarily as a result of higher salaries and related expenses and professional fees.

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

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

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc.

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc.

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1997 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

          (c) There are no arrangements known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant.

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

     During 1997, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $669,235 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 6 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended
December 31, 1997, the Registrant paid the Manager property management fees of $270,616.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1A. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Accountants' Report

               Balance Sheets of the Registrant as of December 31, 1997, and December 31, 1996.

               Statements of Income of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

               Statements of Partners' Capital of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

               Statements of Cash Flows of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

               Notes to Financial Statements of the Registrant.

               B. Financial Statements of Northwood Lake Apartments (the "Property"). The following financial statements of the Property are included in response to Item 8 of this report:

               Independent Auditors' Report.

               Balance Sheet of the Property as of December 31, 1997 and December 31, 1996.

               Statements of Income of the Property for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

               Statements of Changes in Partners' Deficit of the Property for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

               Statements of Cash Flows of the Property for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

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

Independent Accountants' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheets of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                                    /s/Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,522,893      $    1,379,560
 Investment in tax-exempt mortgage bonds, at estimated
  fair value (Note 5)                                                                           71,126,000          66,026,000
 Interest receivable                                                                               556,017             598,173
 Other assets                                                                                        8,106              10,721
                                                                                            --------------      --------------
                                                                                            $   73,213,016      $   68,014,454
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      156,569      $      253,869
  Distribution payable (Note 3)                                                                    453,597             453,597
                                                                                            --------------      --------------
                                                                                                   610,166             707,466
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                   10,473               8,515
  Beneficial Unit Certificate Holders
   ($7.27 per BUC in 1997 and $6.74 in 1996)                                                    72,592,377          67,298,473
                                                                                            --------------      --------------
                                                                                                72,602,850          67,306,988
                                                                                            --------------      --------------
                                                                                            $   73,213,016      $   68,014,454
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    6,169,500      $    6,134,812      $    6,159,236
 Interest income on temporary cash investments                                  53,554              47,247              42,319
 Contingent interest income (Note 5)                                           124,682             154,539             166,940
                                                                        --------------      --------------      --------------
                                                                             6,347,736           6,336,598           6,368,495
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)                                  678,487             648,784             585,926
                                                                        --------------      --------------      --------------
Net income                                                              $    5,669,249      $    5,687,814      $    5,782,569
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       86,616      $       93,968      $       97,891
 BUC Holders                                                                 5,582,633           5,593,846           5,684,678
                                                                        --------------      --------------      --------------
                                                                        $    5,669,249      $    5,687,814      $    5,782,569
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per BUC                                  $          .56      $          .56      $          .57
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1994                                          $        3,453     $    77,397,408      $   77,400,861
  Net income                                                                    97,891           5,684,678           5,782,569
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (94,901)         (5,388,730)         (5,483,631)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1995                                                   6,443          77,693,356          77,699,799
  Net income                                                                    93,968           5,593,846           5,687,814
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (91,896)         (5,388,729)         (5,480,625)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1996                                                   8,515          77,898,473          77,906,988
  Net income                                                                    86,616           5,582,633           5,669,249
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (84,658)         (5,388,729)         (5,473,387)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                  10,473          78,092,377          78,102,850
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1995 and 1996                                           -            (10,600,000)        (10,600,000)
    Net change                                                                    -              5,100,000           5,100,000
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                    -             (5,500,000)         (5,500,000)
                                                                        --------------     ---------------      --------------
Balance at December 31, 1997                                            $       10,473     $    72,592,377      $   72,602,850
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    5,669,249      $    5,687,814      $    5,782,569
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease (increase) in interest receivable                                42,156             (41,707)            (59,527)
      Decrease in other assets                                                   2,615               1,924               3,618
      Increase (decrease) in accounts payable                                  (97,300)            108,349              20,322
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                5,616,720           5,756,380           5,746,982
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions paid                                                        (5,473,387)         (5,480,625)         (5,483,631)
                                                                        --------------      --------------      --------------
Net increase in cash and temporary cash investments                            143,333             275,755             263,351
Cash and temporary cash investments at beginning of year                     1,379,560           1,103,805             840,454
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    1,522,893      $    1,379,560      $    1,103,805
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

 D)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $5,953,584 and $11,053,597 at December 31, 1997 and December 31, 1996, respectively.

 E)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 F)Net Income per BUC
   Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all years presented.

 G)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC as no dilutive common share equivalents existed at December 31, 1997.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Cash distributions are presently made on a monthly basis, but may be made quarterly if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,476,751 at December 31, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1997, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest      	    Carrying       Income Earned
  Property Name                 Location             of Units      Date            Rate1            Amount             in 1997
  ------------------------      ----------------     ---------     ---------  ---------     --------------      --------------
  Performing:
    Shoals Crossing             Atlanta, GA             176        12/01/09        8.5%     $    4,500,000      $      382,500
    Arama Apartments            Miami, FL               293        07/01/10        8.5%         12,100,000           1,028,500
    Woodbridge Apts. of
      Bloomington III           Bloomington, IN         280        12/01/15        8.5%         12,600,000           1,071,000
                                                                                            --------------      --------------
                                                                                                29,200,000           2,482,000
                                                                                            --------------      --------------
  Nonperforming:2
    Ashley Pointe at
      Eagle Crest               Evansville, IN          150        12/01/15        8.5%          6,700,000             502,324
    Woodbridge Apts. of
      Louisville II             Louisville, KY          190        12/01/15        8.5%          8,976,000             862,706
    Northwoods Lake
      Apartments                Duluth, GA              492        12/01/06        8.5%         25,250,000           1,845,477
    Ashley Square               Des Moines, IA          144        12/01/09        8.5%          6,500,000             476,993
                                                                                            --------------      --------------
                                                                                                47,426,000           3,687,500
                                                                                            --------------      --------------
                                                                                                76,626,000      $    6,169,500
  Unrealized holding losses                                                                     (5,500,000)     ==============
                                                                                            --------------
  Balance at December 31, 1997 (at estimated fair value)                                    $   71,126,000
                                                                                            ==============

  1 In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $124,682 in 1997, $154,539 in 1996 and $166,940 in
1995.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $443,456 in 1997, $442,725 in 1996, and $442,279 in 1995.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amounts of the
mortgage bonds is as follows:
  Balance at beginning and end of year                                  $   76,626,000      $   76,626,000      $   76,626,000
                                                                        ==============      ==============      ==============
The following summarizes the activity in the
unrealized holding losses:
  Balance at beginning of year                                          $   10,600,000      $   10,600,000      $   10,600,000
  Net change                                                                 5,100,000                -                   -
                                                                        --------------      --------------      --------------
  Balance at end of year                                                $    5,500,000      $   10,600,000      $   10,600,000
                                                                        ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

                                                                                            Dec. 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Real estate                                                                               $   43,940,869      $   46,423,305
  Restricted deposits and funded reserves                                                          810,994             630,701
  Other assets                                                                                     971,322           1,315,376
                                                                                            --------------      --------------
                                                                                            $   45,723,185      $   48,369,382
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                                              $   78,320,200      $   78,320,200
    Accrued interest payable                                                                     4,881,223           4,465,839
    Other liabilities                                                                            2,167,266           2,385,097
  Partners' Capital (Deficit)                                                                  (39,645,504)        (36,801,754)
                                                                                            --------------      --------------
                                                                                            $   45,723,185      $   48,369,382
                                                                                            ==============      ==============
Rental
income                                                                                      $   12,323,456      $   12,255,397
                                                                                            ==============      ==============
Net
loss                                                                                        $    2,729,460      $   (2,523,711)
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

                                                                                  1997                1996                1995
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      447,669      $      431,747      $      363,489
Investor services and custodial fees                                            62,819              63,864              72,216
Other expenses                                                                  41,606              30,980              20,602
Professional fees and expenses                                                  32,009              36,330              29,988
Report preparation and distribution                                             27,686              22,616              27,809
Insurance                                                                       24,033              25,780              21,104
Registration fees                                                               17,870              18,126              16,461
Telephone                                                                       10,297               8,308               8,729
Consulting and travel expenses                                                   5,246               3,723               4,751
                                                                        --------------      --------------      --------------
                                                                        $      669,235      $      641,474      $      565,149
                                                                        ==============      ==============      ==============

AFCA 2 received from property owners administrative fees of $152,027 in 1997, $176,125 in 1996 and $54,450 in 1995. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership for the years ended December 31, 1997, 1996 or 1995. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments and Ashley Pointe at Eagle Crest (beginning in July 1996). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $270,616 in 1997, $247,960 in 1996 and $202,166 in 1995.

7.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1997 to December 31, 1997                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,652,710      $    1,529,115      $    1,608,357      $    1,557,554
Total expenses                                            (185,545)           (189,186)           (160,828)           (142,928)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,467,165      $    1,339,929      $    1,447,529           1,414,626
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .14      $          .14      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  7-3/8               7-3/8               7-3/8              7-3/4
  Low sale                                                 6-11/16             6-11/16               7                 7-1/16
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1996 to December 31, 1996                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,687,165      $    1,479,404      $    1,616,193      $    1,553,836
Total expenses                                            (167,165)           (161,251)           (160,877)           (159,491)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,520,000      $    1,318,153      $    1,455,316      $    1,394,345
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $        .15        $          .13      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  7                   6-7/8               7                   7-1/4
  Low sale                                                   6-1/4               6-1/8               6-1/8               6-3/8
                                                    ==============      ==============      ==============      ==============

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

                        NORTHWOOD LAKE APARTMENTS, L.P.
                       	(A Georgia Limited Partnership)

                            	FINANCIAL STATEMENTS

                       	DECEMBER 31, 1997 AND 1996 AND
                    FOR THE YEARS ENDED DECEMBER 31, 1997,
                                1996 AND 1995





































































                       T A B L E   O F   C O N T E N T S



                                                                           PAGE


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
 ON THE FINANCIAL STATEMENTS..............................................    1

FINANCIAL STATEMENTS

     BALANCE SHEETS.......................................................  2-3

     STATEMENTS OF INCOME.................................................	 4-5

     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT...........................  		6

     STATEMENTS OF CASH FLOWS.............................................  		7

NOTES TO FINANCIAL STATEMENTS.............................................	8-11
























































To the Partners
Northwood Lake Apartments, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Northwood Lake Apartments, L.P., (a Georgia Limited Partnership), (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficit, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Lake Apartments, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years ended December
31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has experienced recurring losses from operations and has a working and net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, Missouri                  /s/Mueller, Prost, Purk & Willbrand, P.C.
January 27, 1998	                       Certified Public Accountants

                             FINANCIAL STATEMENTS











































NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                                  1997                1996
                                                                        --------------      --------------
ASSETS

Current Assets
 Cash................................................................   $      142,777      $      344,556
 Tenant accounts receivable..........................................            7,282               2,129
 Prepaid expenses....................................................           25,981              30,956
 Other receivables...................................................            1,118                 794
                                                                        --------------      --------------
                   	 Total Current Assets	                                     177,158             378,435
                                                                        --------------      --------------
Funded Deposits Held in Trust
 Security deposits...................................................          118,357             100,271
                                                                        --------------      --------------
Restricted Deposits and Funded Reserves
 Taxes and insurance escrow..........................................           89,362              68,166
 Reserve for replacements............................................          269,497             194,060
                                                                        --------------      --------------
                    Total Restricted Deposits and
                     Funded Reserves           	                               358,859             262,226
                                                                        --------------      --------------
Property and Equipment
 Land................................................................        3,787,500           3,787,500
 Buildings...........................................................       19,947,500          19,947,500
 Equipment...........................................................     		 1,515,000           1,515,000
                                                                        --------------      --------------
                   	Total Property and Equipment	                           25,250,000          25,250,000
Less: Accumulated depreciation.......................................    	  (3,214,750)         (2,586,970)
                                                                        --------------      --------------
                    Net Property and Equipment                              22,035,250          22,663,030
                                                                        --------------      --------------
                   	Total Assets		                                      $   22,689,624      $   23,403,962
                                                                        ==============      ==============
































The Notes to Financial Statements are an integral part of this statement.

                                                                                  1997                1996
                                                                        --------------      --------------
LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities
 Accounts payable....................................................   $          658      $       20,898
 Prepaid rent........................................................           22,755              71,049
 Accrued expenses....................................................           24,236               7,843
 Accrued interest payable............................................        2,683,498           2,426,648
                                                                        --------------      --------------
 	                  Total Current Liabilities                                2,731,147           2,526,438
                                                                        --------------      --------------
Deposit Liabilities
 Security deposits...................................................          101,772             100,043
                                                                        --------------      --------------
Long-Term Liabilities
 Mortgage payable....................................................       25,250,000          25,250,000
                                                                        --------------      --------------
                  	 Total Liabilities	                                      28,082,919          27,876,481
                                                                        --------------      --------------
PARTNERS' DEFICIT

Partners' Deficit....................................................       (5,393,295)         (4,472,519)
                                                                        --------------      --------------
                 	  Total Liabilities and Partners' Deficit	            $   22,689,624      $   23,403,962
                                                                        ==============      ==============

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997                1996                1995
                                                    --------------      --------------      --------------
Income
 Rental income....................................  $    3,584,185      $    3,533,158      $    3,540,178
 Other income.....................................          96,603             131,462              72,685
 Income from forfeited security deposits..........          23,407              22,818              21,073
 Interest income..................................          37,912              20,488              30,802
                                                    --------------      --------------      --------------
                   	Total Income	                        3,742,107           3,707,926           3,664,738
                                                    --------------      --------------      --------------
Expenses
 Operating Expenses
   Advertising and promotional fees...............          61,293              39,172              35,244
   Insurance expense..............................          36,152              37,317              30,771
   Professional fees..............................          10,352              15,005              10,719
   Real estate and personal property taxes........         340,000             352,750             355,200
   Salaries and wages.............................         322,259             309,966             284,689
   Utilities......................................         251,354             245,297             231,281
                                                    --------------      --------------      --------------
                    Total Operating Expenses             1,021,410             999,507             947,904
                                                    --------------      --------------      --------------
 Maintenance Expenses
   Cleaning expense...............................           6,424               9,030               4,761
   Repairs and maintenance expense................         479,479             410,604             342,867
   Security expense...............................             522    		           547                 502
   Supplies expense...............................          72,917    				      55,934              50,059
                                                    --------------      --------------      --------------
 	                  Total Maintenance Expenses 	 	         559,342             476,115             398,189
                                                    --------------      --------------      --------------
 Management Expenses
   Administrative and office expense..............         107,369              59,854              61,223
   Management fees................................         167,228             166,657             162,552
                                                    --------------      --------------      --------------
                 	  Total Management Expenses			           274,597             226,511             223,775
                                                    --------------      --------------      --------------






























The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF INCOME (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1997,1996 AND 1995

                                                              1997                1996                1995
                                                    --------------      --------------      --------------
Expenses (Continued)

 Mortgage Interest Expense........................  $    2,146,250      $    2,146,250      $    2,146,250
                                                    --------------      --------------      --------------
 Other Expenses
  Administrative fees.............................          33,504              34,448              15,567
  Depreciation....................................         627,780             650,562             677,363
                                                    --------------      --------------      --------------
	                   Total Other Expenses	 						           661,284             685,010             692,930
                                                    --------------      --------------      --------------
                    Total Expenses	 							              4,662,883           4,533,393           4,409,048
                                                    --------------      --------------      --------------
Net Loss..........................................  $     (920,776)     $     (825,467)     $     (744,310)
                                                    ==============      ==============      ==============

















































The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                     Total
                                                           General             Limited           Partners'
                                                           Partner             Partner             Deficit
                                                    --------------      --------------      --------------

Balance, December 31, 1994......................... $  	   (29,027)    	$   (2,873,715)	    $   (2,902,742)

Net Loss for the Year..............................         (7,443)	          (736,867)	          (744,310)
                                                    --------------      --------------      --------------
Balance, December 31, 1995......................... $  	   (36,470)    	$   (3,610,582)	    $   (3,647,052)

Net Loss for the Year..............................         (8,255)	          (817,212)	          (825,467)
                                                    --------------      --------------      --------------
Balance, December 31, 1996......................... $  	   (44,725)    	$   (4,427,794)	    $   (4,472,519)

Net Loss for the Year..............................         (9,208)	          (911,568)	          (920,776)
                                                    --------------      --------------      --------------
Balance, December 31, 1997......................... $      (53,933)         (5,339,362)         (5,393,295)
                                                    ==============      ==============      ==============
Partners' Percentage of Partnership Losses	                   1.00%		            99.00%		           100.00%
                                                    ==============      ==============      ==============











































The Notes to Financial Statements are an integral part of this statement.

NORTHWOOD LAKE APARTMENTS, L.P.
(A Georgia Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997,1996 AND 1995

                                                              1997                1996                1995
                                                    --------------      --------------      --------------
Cash Flows from Operating Activities
 Net loss......................................... 	$     (920,776)     $     (825,467)     $     (744,310)
                                                    --------------      --------------      --------------
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities
  Depreciation..................................           627,780             650,562             677,363
  Change in assets - (increase) decrease
   Tenant accounts receivable...................            (5,153)	               474              (2,603)
   Prepaid expenses.............................             4,975                (151)            (30,805)
   Other receivables............................              (324)                206              (1,000)
   Security deposits............................           (16,357)                 62                (290)
  Change in liabilities - increase (decrease)
   Accounts payable.............................           (20,240)	            11,972              (1,069)
   Prepaid rent.................................           (48,294)			          40,933              30,116
   Accrued expenses.............................            16,393 	            (6,500)               (168)
   Accrued interest payable.....................           256,850 		          332,019             214,103
                                                    --------------      --------------      --------------
         Total Adjustments	  					                         815,630           1,029,577             885,647
                                                    --------------      --------------      --------------
Net Cash Provided (Used) by Operating Activities.         (105,146)    			     204,110             141,337
                                                    --------------      --------------      --------------
Cash Flows from Financing Activities
 Net deposits and withdrawals in restricted
  deposits and funded reserves..................           (96,633)  				     (111,442)           (125,855)
                                                    --------------      --------------      --------------
         Net Cash Used by Financing Activities  	          (96,633)           (111,442)           (125,855)
                                                    --------------      --------------      --------------
Net Increase (Decrease) in Cash.................          (201,779)    				     92,668              15,482

Cash - Beginning of Year........................           344,556     				    251,888             236,406
                                                    --------------      --------------      --------------
Cash - End of Year..............................    $      142,777      $      344,556      $      251,888
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

      	Tenant Accounts Receivable

        The Project provides an allowance for doubtful accounts equal to the estimated collection loss that will be incurred in the collection of receivables. No bad debt expense was recorded for the years ending December 31, 1997, 1996 and 1995.

    	   Property and Equipment

        Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

        Depreciation is calculated using the straight-line method over estimated useful lives ranging from 10 to 40 years. The total depreciation expensed for the years ending December 31, 1997, 1996 and 1995 was $627,780, $650,562 and $677,363, respectively.

        Advertising and Promotional Fees

        The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $61,293, $39,172 and $35,244 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Concentration of Credit Risk

        The Project maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1996, the Project's uninsured cash balances totaled $33,351 and $231,248, respectively.

NOTE 3	 STATEMENTS OF CASH FLOWS

        For purposes of the statements of cash flows, the Project considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                                       1997             1996             1995
                                             --------------   --------------   --------------
        Cash paid during the years for:

         Interest...................... 			 $     1,889,400   $    1,814,231    $   1,932,147

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

        Since 1993, the Project's cash flow has been insufficient to pay the base interest due on the mortgage payable. At December 31, 1997 and 1996, the cumulative shortfall is $2,683,498 and $2,426,648, respectively.


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

        On March 1, 1993, America First Properties Management Company, LLC, took over management of the Partnership. Their fee is 4.5% of gross receipts. Management fees for the years ending December 31, 1997, 1996 and 1995 were $167,228, $166,657 and $162,552, respectively. At
        December 31, 1997 and 1996, the Partnership owed America First Properties Management Company, LLC, $358, and $15,616 respectively, both of which are included in accounts payable.

        America First Properties Management Company, LLC, also charges an administrative service charge of $1 per unit per month to offset the costs of providing management and administrative services to the Project. Administrative service charges for the years ending December 31, 1997, 1996 and 1995 were $5,904 each year.



NOTE 8	 RELATED PARTY TRANSACTIONS

        The Partnership paid the limited partner administrative fees of $33,504, $34,448 and $15,567 for the years ending December 31, 1997,
        1996 and 1995,  respectively.



NOTE 9	 GOING CONCERN CONSIDERATIONS

        The Partnership's operations have produced a cumulative deficit of $5,393,295 since commencement of rental operations in 1993, as well as recurring losses. In addition, the interest on the mortgage is not being paid in full each year. These considerations raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time.

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

                              AMERICA FIRST TAX EXEMPT
                              MORTGAGE FUND LIMITED
                              PARTNERSHIP

                              By America First Capital
                                 Associates Limited
                                 Partnership Two, General
                                 Partner of the Registrant

                              By America First Companies L.L.C.,
                                 General Partner of
                                 America First Capital
                                 Associates Limited
                                 Partnership Two

                              By /s/ Michael Thesing
                                 Michael Thesing, Vice
                                 President and
                                 Principal Financial Officer

Date:  March 26, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 26, 1998         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  March 26, 1998         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 26, 1998         By /s/ George Kubat*
                                 George Kubat,
                                 Manager

Date:  March 26, 1998         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 26, 1998         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 26, 1998         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  March 26, 1998         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                /s/ George Kubat
                                George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.