Form 10-Q
period 1998-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1998-05-15
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,451,295      $    1,522,893
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,126,000          71,126,000
  Interest receivable                                                                              605,780             556,017
  Other assets                                                                                      28,283               8,106
                                                                                            --------------      --------------
                                                                                            $   73,211,358      $   73,213,016
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $       75,959      $      156,569
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   529,556             610,166
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 11,262              10,473
    Beneficial Unit Certificate Holders
      ($7.28 per BUC in 1998 and $7.27 in 1997)                                                 72,670,540          72,592,377
                                                                                            --------------      --------------
                                                                                                72,681,802          72,602,850
                                                                                            --------------      --------------
                                                                                            $   73,211,358      $   73,213,016
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Income
  Mortgage bond investment income                                                           $    1,584,569      $    1,598,730
  Interest income on temporary cash investments                                                     11,776              11,090
  Contingent interest income (Note 5)                                                               26,733              42,890
                                                                                            --------------      --------------
                                                                                                 1,623,078           1,652,710
Expenses
  General and administrative expenses (Note 6)                                                     176,855             185,545
                                                                                            --------------      --------------
Net income                                                                                  $    1,446,223      $    1,467,165
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       20,878      $       24,965
  BUC Holders                                                                                    1,425,345           1,442,200
                                                                                            --------------      --------------
                                                                                            $    1,446,223      $    1,467,165
                                                                                            ==============      ==============
Net income, basic and diluted, per BUC                                                      $          .14      $          .14
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1997                                          $       10,473     $    78,092,377      $   78,102,850
  Net income                                                                    20,878           1,425,345           1,446,223
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (20,089)         (1,347,182)         (1,367,271)
                                                                        --------------     ---------------      --------------
                                                                                11,262          78,170,540          78,181,802
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1997 and March 31, 1998                                 -             (5,500,000)         (5,500,000)
                                                                        --------------     ---------------      --------------
Balance at March 31, 1998                                               $       11,262     $    72,670,540      $   72,681,802
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,446,223      $    1,467,165
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease (increase) in interest receivable                                                   (49,763)             68,333
      Increase in other assets                                                                     (20,177)            (18,713)
      Decrease in accounts payable                                                                 (80,610)           (135,092)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,295,673           1,381,693

Cash flow used in financing activity
  Distributions paid                                                                            (1,367,271)         (1,371,188)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                     (71,598)             10,505
Cash and temporary cash investments at beginning of period                                       1,522,893           1,379,560
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,451,295      $    1,390,065
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998, and results of operations for all periods presented have been made.

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

  F)Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and unrealized holding losses on investments charged or credited to

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

    Partners' Capital.  Comprehensive income for the quarters ended
    March 31, 1998 and 1997 equaled net income as there were no changes in the net unrealized holding losses for the respective periods.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,555,703 at March 31, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1998, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%         $    4,500,000
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%             12,100,000
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/15              8.5%             12,600,000
                                                                                                                --------------
                                                                                                                    29,200,000
                                                                                                                --------------
Nonperforming:2
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/15              8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/15              8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492           12/01/06              8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    47,426,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                           (5,500,000)
                                                                                                                --------------
Balance at March 31, 1998 (at estimated fair value)                                                             $   71,126,000
                                                                                                                ==============

  1 In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $26,733 during 1998.

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1998 was $82,834.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1998 was $284,286. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $13,613 during 1998. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership during 1998. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The fees for services provided represent the lower of
(i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $75,821 in 1998.

7. Subsequent Event

On April 10, 1997, the Partnership entered into a Merger Agreement with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership, (the New Fund) pursuant to which the Partnership will merge with and into the New Fund and the New Fund will be the surviving limited partnership. The merger is subject to numerous conditions, including the consent of the holders of a majority of the BUCs of the Partnership. A consent solicitation statement relating to the solicitation of BUC holder consent has been filed with the Securities and Exchange Commission. As a result of the merger, each BUC holder of the Partnership will receive a similar BUC in the New Fund. The General Partner of the New Fund is AFCA 2 and, accordingly, the merger will not result in a change of control. The New Fund will have additional authority to reconfigure its assets and sell interests therein and to reinvest the proceeds of such sales in additional tax exempt bonds secured by multifamily housing properties.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on
June 1, 1993. At December 31, 1997, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $71,126,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at March 31, 1998.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 258                 92%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 146                 97%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 183                 96%
Northwoods Lake Apartments                     Duluth, GA                          492                 472                 96%
Shoals Crossing                                Atlanta, GA                         176                 151                 86%
Ashley Square                                  Des Moines, IA                      144                 134                 93%
Arama Apartments                               Miami, FL                           293                 289                 99%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,633                 95%
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

During the quarter ended March 31, 1998, a net amount of undistributed income totaling $78,952 was placed in reserves. The total amount held in reserves at March 31, 1998, was $1,555,703. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1998      March 31, 1997
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the three months ended March 31, 1998, indicated that the mortgage bonds recorded on the balance sheet at March 31, 1998, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has generally remained constant since December 31, 1997.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1998      March 31, 1997           From 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,584,569      $    1,598,730      $      (14,161)
Interest income on temporary cash investments                                   11,776              11,090                 686
Contingent interest income                                                      26,733              42,890             (16,157)
                                                                        --------------      --------------      --------------
                                                                             1,623,078           1,652,710             (29,632)
General and administrative expenses                                            176,855             185,545              (8,690)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,446,223      $    1,467,165      $      (20,942)
                                                                        ==============      ==============      ==============

The decrease in mortgage bond investment income for the quarter ended
March 31, 1998, compared to the quarter ended March 31, 1997, is attributable to decreased cash flow from properties collateralizing the tax-exempt mortgage bonds. Mortgage bond investment income earned from Ashley Square and Northwoods Lake Apartments decreased approximately $17,000 and $13,000 for the quarter ended March 31, 1998 compared to the same period in 1997, respectively. These decreases were partially offset by increases in income earned of approximately $9,000 from Ashley Pointe at Eagle Crest and $7,000 from Woodbridge Apartments of Louisville II.

The decrease in contingent interest income is attributable to a reduction in net operating income generated by the Arama Apartments primarily due to a decrease in average occupancy and an increase in repairs and maintenance expenses. General and administrative expenses decreased primarily as a result of decreases in salaries and related expenses.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

     Item 5.   Other Information

On April 10, 1997, the Partnership entered into a Merger Agreement with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership, (the New Fund) pursuant to which the Partnership will merge with and into the New Fund and the New Fund will be the surviving limited partnership. The merger is subject to numerous conditions, including the consent of the holders of a majority of the BUCs of the Partnership. A consent solicitation statement relating to the solicitation of BUC holder consent has been filed with the Securities and Exchange Commission. As a result of the merger, each BUC holder of the Partnership will receive a similar BUC in the New Fund. The General Partner of the New Fund is AFCA 2 and, accordingly, the merger will not result in a change of control. The New Fund will have additional authority to reconfigure its assets and sell interests therein and to reinvest the proceeds of such sales in additional tax exempt bonds secured by multifamily housing properties.

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

               4(c) Agreement of Merger, dated April 10, 1997, between the
                    Registrant and America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 4.33 of Form S-4, dated April 17, 1998, filed pursuant to the Securities Act of 1933 by America First Tax Exempt Investors, L.P.).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1998          AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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