Form 10-Q
period 1998-06-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1998-08-14
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,444,141      $    1,522,893
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,126,000          71,126,000
  Interest receivable                                                                              473,787             556,017
  Other assets                                                                                      64,830               8,106
                                                                                            --------------      --------------
                                                                                            $   73,108,758      $   73,213,016
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $       81,766      $      156,569
    Distribution payable (Note 3)                                                                  453,938             453,597
                                                                                            --------------      --------------
                                                                                                   535,704             610,166
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 10,175              10,473
    Beneficial Unit Certificate Holders
      ($7.27 per BUC in 1998 and $7.27 in 1997)                                                 72,562,879          72,592,377
                                                                                            --------------      --------------
                                                                                                72,573,054          72,602,850
                                                                                            --------------      --------------
                                                                                            $   73,108,758      $   73,213,016
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,448,408      $    1,482,295      $    3,032,977      $    3,081,025
 Interest income on temporary cash investments              13,916              14,827              25,692              25,917
 Contingent interest income (Note 5)                        22,500              31,993              49,233              74,883
                                                    --------------      --------------      --------------      --------------
                                                         1,484,824           1,529,115           3,107,902           3,181,825
Expenses
 General and administrative expenses (Note 6)              227,327             189,186             404,182             374,731
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,257,497      $    1,339,929      $    2,703,720      $    2,807,094
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       17,975      $       21,077      $       38,853      $       46,042
 BUC Holders                                             1,239,522           1,318,852           2,664,867           2,761,052
                                                    --------------      --------------      --------------      --------------
                                                    $    1,257,497      $    1,339,929      $    2,703,720      $    2,807,094
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .13      $          .13      $          .27      $          .28
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1997                                          $       10,473     $    78,092,377      $   78,102,850
  Net income                                                                    38,853           2,664,867           2,703,720
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (39,151)         (2,694,365)         (2,733,516)
                                                                        --------------     ---------------      --------------
                                                                                10,175          78,062,879          78,073,054
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1997 and June 30, 1998                                  -             (5,500,000)         (5,500,000)
                                                                        --------------     ---------------      --------------
Balance at June 30, 1998                                                $       10,175     $    72,562,879      $   72,573,054
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,703,720      $    2,807,094
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease in interest receivable                                                               82,230             102,458
      Increase in other assets                                                                     (56,724)             (9,134)
      Decrease in accounts payable                                                                 (74,803)           (125,843)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,654,423           2,774,575

Cash flow used in financing activity
  Distributions paid                                                                            (2,733,175)         (2,739,733)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                     (78,752)             34,842
Cash and temporary cash investments at beginning of period                                       1,522,893           1,379,560
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,444,141      $    1,414,402
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1998, and results of operations for all periods presented have been made.

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

  F)Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in partners' capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarters and six months ended June 30, 1998 and 1997 equaled net income as there were no changes in the net unrealized

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

   holding losses for the respective periods.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,446,955 at June 30, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at June 30, 1998, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date              Rate1                Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%         $   12,100,000
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/15              8.5%             12,600,000
                                                                                                                --------------
                                                                                                                    24,700,000
                                                                                                                --------------
Nonperforming:2
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/15              8.5%              6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/15              8.5%              8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492           12/01/06              8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5%              6,500,000
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%              4,500,000

                                                                                                                --------------
                                                                                                                    51,926,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                           (5,500,000)
                                                                                                                --------------
Balance at June 30, 1998 (at estimated fair value)                                                              $   71,126,000
                                                                                                                ==============

  1 In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $49,233 during 1998 ($22,500 for the quarter ended June 30, 1998).

  2 Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1998 was $275,204 ($197,278 for the quarter ended June 30, 1998).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1998 was $515,554 ($231,268 for the quarter ended June 30, 1998). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $27,225 during 1998 ($13,612 for the quarter ended June 30, 1998). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis, and amounted to $153,329 in 1998 ($77,508 for the quarter ended June 30, 1998).

7. Proposed Merger

On June 12, 1998, the Partnership entered into an Amended Agreement of Merger with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership, (the New Fund) pursuant to which the Partnership will merge with and into the New Fund and the New Fund will be the surviving limited partnership. The merger is subject to numerous conditions, including the consent of the holders of a majority of the BUCs of the Partnership. A consent solicitation statement relating to the solicitation of BUC holder consent has been filed with the Securities and Exchange Commission. As a result of the merger, each BUC holder of the Partnership will receive similar BUCs in the New Fund. The General Partner of the New Fund is AFCA 2 and, accordingly, the merger will not result in a change of control. The New Fund will have additional authority to reconfigure its assets and sell interests therein and to reinvest the proceeds of such sales in additional tax exempt bonds secured by multifamily housing properties. The New Fund will also have the authority to issue additional BUCs.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired 14 tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for 14 multifamily housing properties. The Partnership subsequently acquired seven of the properties (Acquired Properties) through foreclosure or deed in lieu of foreclosure of the tax-exempt mortgage bonds collateralized thereby. The Acquired Properties were transferred to America First REIT, Inc. on June 1, 1993. At June 30, 1998, the Partnership continued to hold seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $71,126,000.

The following table shows the various occupancy levels of the properties financed by the Partnership at June 30, 1998.

                                                                                                  Number            Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 262                 94%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 150                100%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 176                 93%
Northwoods Lake Apartments                     Duluth, GA                          492                 473                 96%
Shoals Crossing                                Atlanta, GA                         176                 154                 88%
Ashley Square                                  Des Moines, IA                      144                 140                 97%
Arama Apartments                               Miami, FL                           293                 290                 99%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,645                 95%
                                                                        ==============      ==============      ==============

The tax-exempt mortgage bonds bear interest at a fixed base rate and provide for the payment of additional contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the financed properties. The base interest rate on each tax-exempt bond held by the Partnership is 8.5% per annum. Contingent interest, when combined with base interest, may be earned up to a maximum of 16% per annum on each of the bonds. The principal amounts of the tax-exempt bonds do not amortize over their terms. Principal is due and payable to the Partnership after 12 years. Accordingly, principal and accrued interest on six of the bonds became due on December 1, 1997 and principal and interest on the remaining bond became due on July 1, 1998. The sole source of payment of principal and accrued interest of any bond is the net proceeds from the sale or refinancing of the underlying property. The value of the underlying properties is currently less than the outstanding principal of the bonds. In order to avoid a potential loss of principal resulting from the sale or refinancing of the properties, the General Partner has proposed that the tax-exempt bonds continue to be held by the Partnership. In order to do this, the General Partner has proposed that each of the bonds be reissued pursuant to the provisions thereof. In order to maintain the tax-exempt nature of the interest payments on the reissued mortgage bonds, the interest rates on the bonds will be set at rates which will allow debt service on the bonds to be paid from the projected net revenues from the underlying properties. Accordingly, the General Partner anticipates that the base and contingent interest rates on the reissued bonds will be less than the current base and contingent interest rates on the bonds. Interest payments on the tax-exempt bonds and interest on temporary cash investments represent the principal sources of the Partnership's Income and distributable cash. However, the General Partner does not anticipate that the reduction in base and contingent interest rates on the Partnership's tax-exempt bonds will have a significant effect on the amount of interest income earned by the Partnership since the Partnership has been accepting payment of less than the full amount of base interest on four of the tax-exempt bonds for some time. In addition, only one of the tax-exempt bonds has generated contingent interest to date and the amount paid to the Partnership has been below the maximum rate which will be charged on the reissued bonds. However, a reduction in base and contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties. In addition to current interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

During the six months ended June 30, 1998, undistributed income totaling $29,796 was withdrawn from reserves (a net amount of $108,748 of undistributed income previously placed in reserves was withdrawn from reserves for the quarter ended June 30, 1998). The total amount held in reserves at June 30, 1998, was $1,446,955. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
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
                                                                                            ==============      ==============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the six months ended June 30, 1998, indicated that the mortgage bonds recorded on the balance sheet at June 30, 1998, required no adjustments to their current carrying amounts.

As previously reported, Shoals Crossing was postponing the payment of certain trade payables and certain deferred maintenance items in order to keep current with base interest due on its mortgage bond. During the quarter ended June 30, 1998, the property owner decided to discontinue this practice. The Partnership does not anticipate receiving cash flow sufficient to meet base interest due on its investment in the tax-exempt mortgage bond until such time that the property is current on its trade payables and has addressed certain deferred maintenance items. As a result, the Partnership reclassified its investment in the Shoals Crossing tax-exempt mortgage bond from a performing status to a non-performing status.

The overall status of the Partnership's other mortgage bonds has remained relatively constant since March 31, 1998.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,448,408      $    1,482,295      $      (33,887)
Interest income on temporary cash investments                                   13,916              14,827                (911)
Contingent interest income                                                      22,500              31,993              (9,493)
                                                                        --------------      --------------      --------------
                                                                             1,484,824           1,529,115             (44,291)
General and administrative expenses                                            227,327             189,186              38,141
                                                                        --------------      --------------      --------------
Net income                                                              $    1,257,497      $    1,339,929      $      (82,432)
                                                                        ==============      ==============      ==============
                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    3,032,977      $    3,081,025      $      (48,048)
Interest income on temporary cash investments                                   25,692              25,917                (225)
Contingent interest income                                                      49,233              74,883             (25,650)
                                                                        --------------      --------------      --------------
                                                                             3,107,902           3,181,825             (73,923)
General and administrative expenses                                            404,182             374,731              29,451
                                                                        --------------      --------------      --------------
Net income                                                              $    2,703,720      $    2,807,094      $     (103,374)
                                                                        ==============      ==============      ==============

The decrease in mortgage bond investment income for the quarter ended
June 30, 1998, compared to the same period in 1997, is primarily attributable to a reduction in interest income on the Shoals Crossing tax-exempt mortgage bond. This mortgage bond has been reclassified from a performing status to a non-performing status. As a result, interest is recognized on such bond when it is received. The Partnership did not record any interest income on this bond during the quarter ended June 30, 1998, while the Partnership recorded approximately $96,000 of income on this bond during the comparable period in 1997. In addition to the decrease in mortgage bond investment income from Shoals Crossing, mortgage bond investment income from Ashley Square decreased approximately $27,000 due to lower occupancy rates and market competition.
Such decrease were partially offset by increases of approximately $79,000 and $10,000 in mortgage bond investment income from Northwoods Lake Apartments and Woodbridge Apartments of Louisville II, respectively. These increases were primarily due to rental rate increases and increases in the average occupancy of these properties accompanied by decreases in real estate operating expenses, primarily taxes, labor and administrative expenses.

Excluding a decrease of approximately $96,000 from Shoals Crossing as discussed above, mortgage bond investment income increased approximately $48,000 for the six months ended June 30, 1998, compared to the same period in 1997. This increase resulted from increases of approximately $66,000, $17,000 in interest received from Northwoods Lake Apartments and Woodbridge Apartments of Louisville II, respectively, as discussed above. In addition, mortgage bond investment income from Ashley Point at Eagle Crest increased $9,000. These increases were partially offset by a decrease of approximately $44,000 in cash flow received from Ashley Square resulting from lower occupancy rates, lower market rents, and higher operating expenses, primarily repairs and maintenance expenses and property improvements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The decrease in contingent interest income for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, is attributable to an decrease in net operating income generated by the Arama Apartments primarily due to an increase in operating expenses. The decrease in interest income on temporary cash investments for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, is attributable to a decrease in the Partnership's cash reserves resulting from withdrawals made from the reserves during the quarter ended June 30, 1998. General and administrative expenses increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, primarily as a result of costs incurred in connection with the proposed merger described in Note 7 to the financial statements. For the six months ended June 30, 1998, such proposed merger costs were partially offset by a decrease in salaries and related expenses.

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

     Item 5.   Other Information

          On June 12, 1998, the Partnership entered into an Amended Agreement of Merger with America First Tax Exempt Investors, L.P., a newly
	         formed Delaware limited partnership, (the New Fund) pursuant to which the Partnership will merge with and into the New Fund and the New Fund will be the surviving limited partnership. The merger is subject to numerous conditions, including the consent of the holders of a majority of the BUCs of the Partnership. A consent solicitation statement relating to the solicitation of BUC holder consent has been filed with the Securities and Exchange Commission.
          As a result of the merger, each BUC holder of the Partnership will receive similar BUCs in the New Fund. The General Partner of the New Fund is AFCA 2 and, accordingly, the merger will not result in a change of control. The New Fund will have additional authority to reconfigure its assets and sell interests therein and to reinvest the proceeds of such sales in additional tax exempt bonds secured by multifamily housing properties. The New Fund will also have the authority to issue additional BUCs.


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

               4(c) Amended Agreement of Merger, dated June 12, 1998, between the Registrant and America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 4.3 of Amendment No. 1 to Form S-4, dated July 17, 1998, filed pursuant to the Securities Act of 1933 by America First Tax Exempt Investors, L.P., (Commission File No. 333-50513)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1998      AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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