Form 10-Q
period 1998-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1998-11-16
CIK 776734

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    1,359,871      $    1,522,893
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,126,000          71,126,000
  Interest receivable                                                                              545,002             556,017
  Other assets                                                                                      72,319               8,106
                                                                                            --------------      --------------
                                                                                            $   73,103,192      $   73,213,016
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      130,483      $      156,569
    Distribution payable (Note 3)                                                                  453,597             453,597
                                                                                            --------------      --------------
                                                                                                   584,080             610,166
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  9,636              10,473
    Beneficial Unit Certificate Holders
      ($7.27 per BUC in 1998 and in 1997)                                                       72,509,476          72,592,377
                                                                                            --------------      --------------
                                                                                                72,519,112          72,602,850
                                                                                            --------------      --------------
                                                                                            $   73,103,192      $   73,213,016
                                                                                            ==============      ==============

STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,467,082      $    1,559,640      $    4,500,059      $    4,640,665
 Interest income on temporary cash investments              12,608              13,371              38,300              39,288
 Contingent interest income (Note 5)                        36,874              35,346              86,107             110,229
                                                    --------------      --------------      --------------      --------------
                                                         1,516,564           1,608,357           4,624,466           4,790,182
Expenses
 General and administrative expenses (Note 6)              200,777             160,828             604,959             535,559
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,315,787      $    1,447,529      $    4,019,507      $    4,254,623
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       22,008      $       22,959      $       60,861      $       69,001
 BUC Holders                                             1,293,779           1,424,570           3,958,646           4,185,622
                                                    --------------      --------------      --------------      --------------
                                                    $    1,315,787      $    1,447,529      $    4,019,507      $    4,254,623
                                                    ==============      ==============      ==============      ==============
Net income per BUC                                  $          .13      $          .14      $          .40      $          .42
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding net unrealized holding losses)
  Balance at December 31, 1997                                          $       10,473     $    78,092,377      $   78,102,850
  Net income                                                                    60,861           3,958,646           4,019,507
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (61,698)         (4,041,547)         (4,103,245)
                                                                        --------------     ---------------      --------------
                                                                                 9,636          78,009,476          78,019,112
                                                                        --------------     ---------------      --------------
Net unrealized holding losses
  Balance at December 31, 1997 and September 30, 1998                             -             (5,500,000)         (5,500,000)
                                                                        --------------     ---------------      --------------
Balance at September 30, 1998                                           $        9,636     $    72,509,476      $   72,519,112
                                                                        ==============     ===============      ==============

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    4,019,507      $    4,254,623
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease in interest receivable                                                               11,015              23,503
      Increase in other assets                                                                     (64,213)             (6,935)
      Decrease in accounts payable                                                                 (26,086)           (107,405)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    3,940,223           4,163,786

Cash flow used in financing activity
  Distributions paid                                                                            (4,103,245)         (4,109,092)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                               (163,022)             54,694
Cash and temporary cash investments at beginning of period                                       1,522,893           1,379,560
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    1,359,871      $    1,434,254
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1998, and results of operations for all periods presented have been made.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)
   Comprehensive income for the quarters and nine months ended September 30, 1998 and 1997 equaled net income as there were no changes in the net unrealized holding losses for the respective periods.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,393,012 at September 30, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at September 30, 1998, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest               Carrying
Property Name                     Location                  of Units             Date           Rate(1)                 Amount
------------------------          -----------------         --------         --------         ---------         --------------
Performing:
  Arama Apartments                Miami, FL                    293           07/01/10              8.5%         $   12,100,000
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/15              8.5%(3)          12,600,000
                                                                                                                --------------
                                                                                                                    24,700,000
                                                                                                                --------------
Nonperforming:(2)
  Shoals Crossing                 Atlanta, GA                  176           12/01/09              8.5%              4,500,000
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/15              8.5%(3)           6,700,000
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/15              8.5%(3)           8,976,000
  Northwoods Lake
    Apartments                    Duluth, GA                   492           12/01/06              8.5%             25,250,000
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5%              6,500,000
                                                                                                                --------------
                                                                                                                    51,926,000
                                                                                                                --------------
                                                                                                                    76,626,000
Unrealized holding losses                                                                                           (5,500,000)
                                                                                                                --------------
Balance at September 30, 1998 (at estimated fair value)                                                         $   71,126,000
                                                                                                                ==============

 (1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $86,107 during 1998 ($36,874 for the quarter ended September 30, 1998).

 (2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1998 was $451,339 ($176,135 for the quarter ended September 30, 1998).

 (3) See footnote 8, Subsequent Events.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 1998 was $690,096 ($174,542 for the quarter ended September 30, 1998). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 received from property owners administrative fees of $40,838 during 1998 ($13,613 for the quarter ended September 30, 1998). Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The fees for services provided represent the lower of
(i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $231,008 in 1998 ($77,679 for the quarter ended September 30, 1998).


7. Proposed Merger

On June 12, 1998, the Partnership entered into an Amended Agreement of Merger with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership (the New Fund), pursuant to which the Partnership will merge with and into the New Fund and the New Fund will be the surviving limited partnership. The merger is subject to numerous conditions, including the consent of the holders of a majority of the BUCs of the Partnership. Consent solicitation statements have been delivered to BUC holders of record as of September 25, 1998 and the Partnership is currently in the process of collecting BUC holder consents. If the merger is approved, each BUC holder of the Partnership will receive similar BUCs in the New Fund. The General Partner of the New Fund is AFCA 2 and, accordingly, the merger will not result in a change of control. The New Fund will have additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax exempt bonds secured by multifamily housing properties.

8. Subsequent Event

The tax-exempt bonds secured by Woodbridge Apartments of Louisville II ("Louisville"), Ashley Pointe at Eagle Crest ("Ashley Pointe") and Woodbridge Apartments of Bloomington III ("Bloomington") were reissued by the respective local housing finance authorities on October 28, 29 and 30, 1998, respectively. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. Each new bond has a term expiring on December 1, 2026. The new bonds for Louisville and Bloomington provide for the payment of base interest to the Partnership at a rate of 7.5% per annum. The new bond for Ashley Pointe provides for the payment of base interest to the Partnership at a rate of 7.0% per annum. Each of the new bonds provides for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Ashley Pointe) of the net cash flow generated by the financed property. In each case, the obligations of the owner of a financed property to pay principal and interest on the loan underlying the bond is secured by a first mortgage on the financed property, an assignment of rents and a security interest in personal property associated with the financed property.

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's primary capital resource consists of the seven tax-exempt mortgage bonds which were issued to the Partnership in 1985 and 1986 in order to provide construction and/or permanent financing for the seven multifamily housing projects listed in the following table:

                                                                                                      At September 30, 1998

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 269                 96%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 145                 97%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 177                 93%
Northwoods Lake Apartments                     Duluth, GA                          492                 475                 97%
Shoals Crossing                                Atlanta, GA                         176                 159                 90%
Ashley Square                                  Des Moines, IA                      144                 137                 95%
Arama Apartments                               Miami, FL                           293                 284                 97%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,646                 95%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at September 30, 1998 was $71,126,000 which represents the aggregate principal amount of the bonds, less an allowance for holding losses of $5,500,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. Each of the bonds originally earned base interest at the rate of 8.5% per annum and provided for additional contingent interest which, when combined with base interest, could equal up to a maximum of 16% per annum.

The principal amount of the bonds does not amortize over its terms. However, the principal of six of the bonds was to be repaid to the Partnership on December 1, 1997 and the principal of the remaining bond was to repaid to the Partnership on July 1, 1998. Because the net sale or refinancing proceeds from the properties is the sole source of principal repayment and the aggregate fair value of the properties is less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. However, in order to allow the bonds to continue to generate tax-exempt interest for the Partnership, the bonds will need to be reissued by the local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties.

In this regard, the tax-exempt bonds secured by Woodbridge Apartments of Louisville II (Louisville), Ashley Pointe at Eagle Crest (Ashley Pointe) and Woodbridge Apartments of Bloomington III (Bloomington) were reissued by the respective local housing finance authorities on October 28, 29 and 30, 1998, respectively. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. Each new bond has a term expiring on December 1, 2026. The new bonds for Louisville and Bloomington provide for the payment of base interest to the Partnership at a rate of 7.5% per annum. The new bond for Ashley Pointe provides for the payment of base interest to the Partnership

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

at a rate of 7.0% per annum. Each of the new bonds provides for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Ashley Pointe) of the net cash flow generated by the financed property.

The Partnership expects that the remaining tax-exempt bonds will be reissued in a similar manner and anticipates that the base and contingent interest rates on these reissued bonds will also be less than the current base and contingent interest rates. Notwithstanding the reduction in the base and contingent interest rates, although the interest income generated from the reissued bonds will decrease compared to the existing bonds, the Partnership does not anticipate that the decrease will be material. This is because the Partnership has not been receiving the full amount of base interest on five of the existing bonds for some time. In addition, only one of the tax-exempt bonds has generated contingent interest to date and the amount paid to the Partnership has been substantially below the maximum anticipated rate of contingent interest on the reissued bonds. However, a reduction in the base and contingent interest rates will limit the Partnership's potential participation in future increase, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties.

Tax exempt interest earned on the bonds represents the Partnership's principal source of liquidity. The Partnership also earns tax-exempt interest on temporary investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
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
                                                                                            ==============      ==============


In addition to cash generated from interest income, the Partnership may also draw on its reserve to pay operating expenses and to supplement cash distributions. As of September 30, 1998, the amount held by the Partnership in the reserve equaled $1,393,012. During the nine months ended September 30, 1998, a total of $83,738 of undistributed income was withdrawn from the reserve ($53,942 of which was withdrawn during the quarter ended September 30, 1998) and distributed to BUC holders. Future distributions to BUC holders will depend on the amount of interest income earned the Partnership and the amount available in the reserve. The Partnership believes that the cash provided by interest income from its tax-exempt bonds and temporary investments, supplemented, if necessary, by withdraws from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the first nine months of 1998 indicated that the mortgage bonds recorded on the balance sheet at September 30, 1998, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has remained relatively constant since June 30, 1998.


Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.


State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's tax-exempt mortgage bonds, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.


Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partner may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.


Year 2000 Risks

The Partnership's general partner believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's tax-exempt mortgage bonds encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BUC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BUC holders or in the processing of trading of BUCs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partner does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.


Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its tax-exempt mortgage bonds, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,467,082      $    1,559,640      $      (92,558)
Interest income on temporary cash investments                                   12,608              13,371                (763)
Contingent interest income                                                      36,874              35,346               1,528
                                                                        --------------      --------------      --------------
                                                                             1,516,564           1,608,357             (91,793)
General and administrative expenses                                            200,777             160,828              39 949
                                                                        --------------      --------------      --------------
Net income                                                              $    1,315,787      $    1,447,529      $     (131,742)
                                                                        ==============      ==============      ==============
                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    4,500,059      $    4,640,665      $     (140,606)
Interest income on temporary cash investments                                   38,300              39,288                (988)
Contingent interest income                                                      86,107             110,229             (24,122)
                                                                        --------------      --------------      --------------
                                                                             4,624,466           4,790,182            (165,716)
General and administrative expenses                                            604,959             535,559              69,400
                                                                        --------------      --------------      --------------
Net income                                                              $    4,019,507      $    4,254,623      $     (235,116)
                                                                        ==============      ==============      ==============


The decrease in mortgage bond investment income for the quarter ended September 30, 1998, compared to the same period in 1997, is primarily attributable to a reduction in interest income on the Shoals Crossing tax-exempt mortgage bond. This mortgage bond has been reclassified from a performing status to a non-performing status. As a result, interest is recognized on such bond when it is received. The Partnership did not record any interest income on this bond during the quarter ended September 30, 1998, while the Partnership recorded approximately $96,000 of income on this bond during the comparable period in 1997. In addition to the decrease in mortgage bond investment income from Shoals Crossing, mortgage bond investment income from Ashley Square decreased approximately $18,000 due to lower occupancy rates and market competition. Such decrease were partially offset by an increase of approximately $21,000 in mortgage bond investment income from Northwoods Lake Apartments. This increase was primarily due to rental rate increases and increases in the average occupancy of this property accompanied by a decrease in real estate operating expenses, primarily taxes, labor and administrative expenses.

Excluding a decrease of approximately $191,000 from Shoals Crossing as discussed above, mortgage bond investment income increased approximately $50,000 for the nine months ended September 30, 1998, compared to the same period in 1997. This increase resulted from increases of approximately $87,000, $14,000, and $10,000 in interest received from Northwoods Lake Apartments, Ashley Pointe at Eagle Crest Apartments, and Woodbridge Apartments of Louisville II, respectively. These increases were partially offset by a decrease of approximately $61,000 in cash flow received from Ashley Square resulting from lower occupancy rates, lower market rents, and higher operating expenses, primarily repairs and maintenance expenses and property improvements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in contingent interest income for the nine months ended September 30, 1998, compared to the same period in 1997, is attributable to a decrease in net operating income generated by the Arama Apartments primarily due to an increase in operating expenses. Interest income on temporary cash investments for the quarter and nine months ended September 30, 1998, is comparable to the same period in 1997. General and administrative expenses increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997, primarily as a result of costs incurred in connection with the proposed merger described in Note 7 to the financial statements. For the nine months ended September 30, 1998, such proposed merger costs were partially offset by a decrease in salaries and related expenses.

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

PART II.  OTHER INFORMATION

		   Item 4.  Submission of Matters to Vote of Security Holders

          On September 30, 1998, AFCA 2 began to deliver consent solicitation statements to BUC holders of record as of September 25, 1998 seeking their consent to a proposed merger of the Partnership with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership, (the "New Fund") pursuant to the terms of an Amended Agreement of Merger, dated June 12, 1998 (the "Merger Agreement"). The Merger Agreement provides that the New Fund will be the surviving limited partnership and that the merger is subject to the consent of the holders of a majority of the BUCs of the Partnership. AFCA 2 is continuing to solicit BUC holder consents as of the date of this report and may continue to do so until January 29, 1999.

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

               4(c) Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 4.3 of Amendment No. 3 to Form S-4, dated September 14, 1998, filed pursuant to the Securities Act of 1933 by America First Tax Exempt Investors, L.P. (Commission File No. 333-50513)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998    AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND LIMITED PARTNERSHIP

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