Form 10-K405
period 1998-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 1999-03-31
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As a result of a merger described herein, the BUC's ceased trading as of the close of business on January 29, 1999. The aggregate value of the BUCs as of that date was $ 62,993,246.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   3
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .  12
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  12
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  13

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  14
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  15
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  15
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  15

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                                    PART I

     Item 1. Business. America First Tax Exempt Mortgage Fund Limited Partnership (the "Registrant" or the "Partnership") was formed as a limited partnership on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt mortgage bonds to provide construction and/or permanent financing of multifamily residential apartments. The General Partner of the Registrant is America First Capital Associates Limited Partnership Two ("AFCA"). The Registrant issued a total of 9,979,128 Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests.

     On February 1, 1999, the Partnership merged with America First Tax Exempt Investors, L.P., a Delaware limited partnership (the New Fund). As a result of the Merger, the separate existence of the Partnership terminated on that date. The New Fund, as the surviving entity of the Merger, assumed all the assets and liabilities of the Partnership and continued the business operations of the Partnership. Each BUC holder of the Partnership received one BUC of the New Fund as such BUC holder held in the Partnership. The General Partner of the New Fund is AFCA and, accordingly, the Merger did not result in a change in control. The New Fund has additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax-exempt bonds secured by multifamily housing properties.

     At December 31, 1998, the Registrant held seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) equal to $71,720,000. The tax-exempt mortgage bonds were issued by various state and local housing authorities to provide for the construction and/or permanent financing of multifamily housing properties. Under the terms of the mortgage bonds, the principal amounts do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends upon the economic performance of the real estate which collateralizes its remaining mortgage bonds. For this reason, the Registrant's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas. A description of the seven tax-exempt mortgage bonds held by the Registrant at December 31, 1998, (and the properties collateralizing such bonds) appears in
Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

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

     In each city in which the properties financed by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

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

     Item 2. Properties. At December 31, 1998, the Registrant held seven tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties. Properties collateralizing the mortgage bonds are described in the following table:

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
                                                                --------
                                                                   1,725
                                                                ========

As of February 1, 1999, the seven tax-exempt mortgage bonds were transferred to the New Fund as a result of the Merger.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table.

                                                 1998         1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
WOODBRIDGE APTS. OF BLOOMINGTON III
Average Occupancy Rate                            95%          90%          95%          93%          96%
Average Effective Annual Rental Per Unit       $7,071       $6,957       $7,251       $6,848       $6,701

ASHLEY POINTE AT EAGLE CREST
Average Occupancy Rate                            99%          99%          96%          96%          93%
Average Effective Annual Rental Per Unit       $6,711       $6,423       $6,163       $6,032       $5,686

WOODBRIDGE APTS. OF LOUISVILLE II
Average Occupancy Rate                            93%          95%          95%          93%          96%
Average Effective Annual Rental Per Unit       $7,344       $7,075       $6,880       $6,451       $6,504

NORTHWOODS LAKE APARTMENTS
Average Occupancy Rate                            97%          94%          94%          97%          98%
Average Effective Annual Rental Per Unit       $7,584       $7,263       $7,188       $7,101       $6,806

ASHLEY SQUARE
Average Occupancy Rate                            97%          96%          97%          98%          97%
Average Effective Annual Rental Per Unit       $6,565       $6,792       $6,728       $6,764       $6,574

SHOALS CROSSING
Average Occupancy Rate                            90%          95%          93%          95%          96%
Average Effective Annual Rental Per Unit       $4,581       $4,942       $4,712       $4,649       $4,458

ARAMA APARTMENTS
Average Occupancy Rate                            98%         98%          99%          99%          99%
Average Effective Annual Rental Per Unit       $7,649       $7,467       $7,517       $7,156       $7,355

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. On or about September 30, 1998, the General Partner submitted a proposal for a merger of the Registrant with America First Tax Exempt Investors, L.P. for consent of the BUC holders. Consent to this proposal was received on or about January 27, 1999.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "AFTXZ." The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1997 through December 31, 1998. BUCs ceased trading at the close of the trading on January 29, 1999, as a result of the Merger.

              1997                 High           Low
              1st Quarter          $ 7-3/8        $ 6-11/16
              2nd Quarter          $ 7-3/8        $ 6-11/16
              3rd Quarter          $ 7-3/8        $ 7
              4th Quarter          $ 7-3/4        $ 7-1/16

              1998
              1st Quarter          $ 8-1/8        $ 7-1/8
              2nd Quarter          $ 8            $ 7-1/4
              3rd Quarter          $ 7-11/16      $ 6-5/8
              4th Quarter          $ 6-15/16      $ 5-7/8

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1998, was 5,691.

     (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1998, and December 31, 1997, equaled $5,388,729 each year. The cash distributions paid per BUC during the fiscal years ended December 31, 1998, and December 31, 1997, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1998       December 31, 1997
                       -----------------       -----------------
Income                     $  .1392                 $ .5400
Return of Capital             .4008                     -
                           --------                 -------
                           $  .5400                 $ .5400
                           ========                 =======



     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereof filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   5,813,579   $   6,169,500   $   6,134,812   $   6,159,236   $   5,973,373
Interest income on temporary cash investments            48,761          53,554          47,247          42,319          24,046
Contingent interest income                              122,099         124,682         154,539         166,940         211,319
Realized loss on investment in
  tax-exempt mortgage bonds                          (4,000,000)           -               -               -               -
General and administrative expenses                  (1,016,385)       (678,487)       (648,784)       (585,926)       (478,438)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $     968,054   $   5,669,249   $   5,687,814   $   5,782,569   $   5,730,300
                                                  =============   =============   =============   =============   =============
Net income, basic and diluted,
  per Beneficial Unit Certificate (BUC)           $         .09   $         .56   $         .56   $         .57   $         .56
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .5400   $       .5400   $       .5400   $       .5400
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, at
  estimated fair value                            $  71,720,000   $  71,126,000   $  66,026,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $  73,421,925   $  73,213,016   $  68,014,454   $  67,698,916   $  67,379,656
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

                                                                                                      At December 31, 1998

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 263                 94%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 147                 98%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 174                 92%
Northwoods Lake Apartments                     Duluth, GA                          492                 481                 98%
Shoals Crossing                                Atlanta, GA                         176                 161                 91%
Ashley Square                                  Des Moines, IA                      144                 139                 97%
Arama Apartments                               Miami, FL                           293                 285                 97%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,650                 96%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at December 31, 1998 was $71,720,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

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

The principal amount of the bonds does not amortize over its terms. However, the principal of six of the bonds was to be repaid to the Partnership on December 1, 1997 and the principal of the remaining bond was to repaid to the Partnership on July 1, 1998. Because the net sale or refinancing proceeds from the properties is the sole source of principal repayment and the aggregate fair value of the properties is less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. However, in order to allow the bonds to continue to generate tax-exempt interest for the Partnership, the Partnership is coordinating the reissuance of the bonds with the local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties.

In this regard, the tax-exempt bonds secured by Woodbridge Apartments of Louisville II (Louisville), Ashley Pointe at Eagle Crest (Ashley Pointe), Woodbridge Apartments of Bloomington III (Bloomington) and Northwoods Lake Apartments (Northwoods) were reissued by the respective local housing finance authorities on October 28, 29, 30 and November 19, 1998 respectively. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The new bonds for Louisville, Ashley Pointe and Bloomington have terms expiring on December 1, 2027. The new bond for Northwoods has a term expiring on September 1, 2025. The new bonds for Louisville, Bloomington and Northwoods provide for the payment of base interest to the Partnership at a rate of 7.5% per annum. The new bond for Ashley Pointe provides for the payment of base interest to the Partnership at a rate of 7.0% per annum. Each of the new

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bonds provides for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Ashley Pointe and Northwoods Lake Apartments) of the net cash flow generated by the financed property.

The Partnership expects that the remaining tax-exempt bonds will be reissued in a similar manner and anticipates that the base and contingent interest rates on these reissued bonds will also be less than the current base and contingent interest rates. As a result of the reduction in the base and contingent interest rates, the General Partner anticipates that base and contingent interest earned on the mortgage bonds in 1999 will be approximately $200,000 to $300,000 less than that earned in 1998. In addition, the reduction in the base interest rates will make it more likely that the General Partner will receive its administrative fees from the property owners on a current basis. A reduction in the contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties.

Tax-exempt interest earned on the bonds represents the Partnership's principal source of liquidity. The Partnership also earns tax-exempt interest on temporary investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the years shown:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        --------------      --------------      --------------
Regular monthly distributions
 Income                                                                 $        .1392      $        .5400      $        .5400
 Return of Capital                                                               .4008                -                   -
                                                                        --------------      --------------      --------------
                                                                        $        .5400      $        .5400      $        .5400
                                                                        ==============      ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                  $        .5400      $        .5400      $        .5400
                                                                        ==============      ==============      ==============


In addition to cash generated from interest income, the Partnership may also draw on its reserve to pay operating expenses and to supplement cash distributions. As of December 31, 1998, the amount held by the Partnership in the reserve equaled $864,315. During the year ended December 31, 1998, a total of $504,706 of undistributed income was withdrawn from the reserve and distributed to BUC holders. The Partnership believes that the cash provided by interest income from its tax-exempt bonds and temporary investments, supplemented, if necessary, by withdraws from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements.
The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

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

Based on the foregoing methodology, valuations and reviews performed during 1998 indicated that the Partnership is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $4,000,000 and the cost basis was written down to fair value as a new cost basis. (See additional discussion under "Arama Apartments" below.) Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a component of accumulated comprehensive income, was reduced by $4,000,000; therefore, the realized loss had no impact on total partners' capital. Excluding the reclassification of this loss from unrealized to realized, the net unrealized holding loss decreased $594,000 during 1998. As a result, at December 31, 1998, the Partnership's total unrealized loss on its investment in tax-exempt mortgage bonds was $906,000.

The following sets forth certain information regarding the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds:

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 95% during 1998, compared to 90% during 1997.
The 5% increase in average occupancy led to an increase in revenue generated by the property; however, such increase was virtually offset by an increase in expenses, primarily real estate taxes. Interest earned on the mortgage bond was current during most of 1998 and 1997; however, due to the reissuance of the mortgage bond in October 1998, the base interest rate decreased from 8.5% to 7.5%. As a result, interest income decreased from $1,071,000 in 1997 to $1,015,795 in 1998. At December 31, 1998, base interest on the mortgage bond, at the new rate of 7.5%, was current.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 99% during 1998 and 1997. Net cash flow generated by the property increased approximately $38,000 from 1997 to 1998 due to a $57,000 increase in rental revenue which was partially offset by an increase in operating expenses, primarily property improvements. As a result, interest earned on this mortgage bond increased from $502,324 in 1997 to $520,571 in 1998. Interest was recognized as income on this mortgage bond on the modified cash basis until October 1998 when the mortgage bond was reissued. Base interest on the mortgage bond at the new interest rate of 7% has been current since the reissuance of the mortgage bond.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 93% during 1998 compared to 95% during 1997. Interest was recognized as income on this mortgage bond on the modified cash basis until October 1998 when the mortgage bond was reissued. Although base interest on the mortgage bond at the new interest rate of 7.5% has been current since the reissuance of the mortgage bond, interest earned in 1998 decreased from $862,706 in 1997 to $811,081 in 1998. This decrease resulted because in 1997 the Partnership received approximately $100,000 more than the base interest due for such year as the property generated excess cash flow which enabled it to pay prior years' past due base interest. Net cash flow generated by the property in 1998 decreased approximately $28,000 due primarily to an increase in repairs and maintenance expenses.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 97% during 1998 compared to 94% during 1997. Interest earned by the Partnership in 1998 was $1,929,491 compared to $1,845,477 in 1997. As interest income on this mortgage bond was recognized on the modified cash basis until the bond was reissued in November 1998, the increase in interest income resulted from an increase in net cash flow generated by the property. The increase in net cash flow is due primarily to a 3% increase in occupancy rates. An increase in property improvements and repairs and maintenance expenses partially offset the gain in revenue. At December 31, 1998, base interest on this mortgage bond at the new rate of 7.5% was current.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 97% during 1998, compared to 96% during 1997. Rental concessions and an increase in repairs and maintenance expenses and property improvements led to an overall decline in the net cash flow generated by this property in 1998 compared to 1997. As a result, interest earned in 1998 decreased to $425,036 compared to $476,993 in 1997, as interest is recognized as income on this mortgage bond on the modified cash basis. A significant amount of property improvements are also planned for 1999 in order to increase the attractiveness of the property.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 90% during 1998 compared to 95% during 1997. Due to a substantial decrease in the net cash flow generated by this property, interest earned on this mortgage bond also decreased substantially from $382,500 in 1997 to $83,105 in 1998, as interest income on this mortgage bond is recognized on a modified cash basis. The decrease in net cash flow is partially the result of a 5% decline in average occupancy due to the implementation of a plan to improve the tenant profile through more stringent resident qualifications. In addition, the property manager is working to evict some of the problem tenants which has resulted in a higher than normal turnover of units. Also contributing to the decrease in net cash flow was an increase in repairs and maintenance expenses and property improvements that were required in connection with reissuing the mortgage bond (which reissuance was completed in February 1999-see Note 9 to the financial statements). The property manager anticipates property improvement expenses will continue to be high in 1999 as efforts are being made to complete deferred maintenance on the property. In addition, certain prior year expenses were not paid until 1998 due to the property's attempt to keep current on the base interest due in prior years.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 98% during 1998 and 1997. Interest on this mortgage bond, at the base interest rate, is current. In addition to earning base interest of $1,028,500 in 1998 and 1997, $122,099 of contingent interest was earned in 1998 compared with $124,682 in 1997.

Since 1986, the project has received rent subsidiaries from the Department of Housing and Urban Development ("HUD") under various Section 8 Housing Assistance Payment contracts (the "HAP Contracts"). The various HAP Contracts on the underlying properties are scheduled on average to expire in late 2000 and due to changes enacted by the Multifamily Assisted Housing Reform and Affordability Act, the property owner does not anticipate that it will be able to renew the HAP Contracts. The property owner currently estimates that the net cash flow available to pay debt service that will be generated by the property after the expiration of the HAP Contracts will not be sufficient to pay the full amount of the base interest on the tax-exempt bond on this property. Management of the Partnership is currently negotiating potential modifications to the existing loan agreements with the owner of the property in anticipation of the termination of the HAP Contracts.

In light of the above and in accordance with the Partnership's policy of periodically reviewing the real estate collateralizing the Partnership's mortgage bonds, the Partnership's review indicated that it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond. As such a $4,000,000 realized loss was recorded on such mortgage bond.

Results of Operations

The Partnership ended its thirteenth full year of operations on December 31, 1998. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    5,813,579      $    6,169,500      $    6,134,812
Interest income on temporary cash investments                                   48,761              53,554              47,247
Contingent interest income                                                     122,099             124,682             154,539
                                                                        --------------      --------------      --------------
                                                                             5,984,439           6,347,736           6,336,598

Realized loss on investment in tax-exempt mortgage bonds                     4,000,000                -                   -
General and administrative expenses                                          1,016,385             678,487             648,784
                                                                        --------------      --------------      --------------
                                                                             5,016,385             678,487             648,784
                                                                        --------------      --------------      --------------
Net income                                                              $      968,054      $    5,669,249      $    5,687,814
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1997           From 1996
                                                                        --------------      --------------
Mortgage bond investment income                                         $     (355,921)     $       34,688
Interest income on temporary cash investments                                   (4,793)              6,307
Contingent interest income                                                      (2,583)            (29,857)
                                                                        --------------      --------------
                                                                              (363,297)             11,138

Realized loss on investment in tax-exempt mortgage bonds                     4,000,000                -
General and administrative expenses                                            337,898              29,703
                                                                        --------------      --------------
                                                                             4,337,898              29,703
                                                                        --------------      --------------

Net income                                                              $   (4,701,195)     $      (18,565)
                                                                        ==============      ==============

Mortgage bond investment income during 1998 was approximately $356,000 less than 1997. This decrease is attributable to decreased cash flow from Shoals Crossing Apartments of $299,000, Woodbridge Apts. of Bloomington III of $55,000, Woodbridge Apts. of Louisville of $52,000 and Ashley Square of $52,000 partially offset by increases in cash flow from Northwoods Lake Apartments of approximately $84,000 and Ashley Pointe at Eagle Crest of approximately $18,000. See the discussion of each property in the Asset Quality section for additional information.

Mortgage bond investment income during 1997 was approximately $35,000 more than 1996. This increase is attributable to increased cash flow from Woodbridge Apartments of Louisville II of $56,000, Ashley Pointe at Eagle Crest of $34,000 and Ashley Square of $3,000 offset by decreases from Woodbridge Apts. of Bloomington III of $20,000 and Northwoods Lake Apartments of $38,000.

The decrease in interest income on temporary cash investments of $4,793 from 1997 to 1998 is attributable to a decrease in cash reserves as withdrawals were made from reserves to supplement distributions to BUC holders, primarily during the fourth quarter of 1998. Interest income on temporary cash investments increased $6,307 from 1996 to 1997 attributable to an increase in the amount of undistributed income held in reserves in 1997 and to slightly higher interest rates.

The decreases in contingent interest income of $2,583 from 1997 to 1998 and $29,857 from 1996 to 1997 are attributable to decreases in the net cash flow generated by Arama Apartments during the respective year's contingent interest period.

During 1998, management determined it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond. Accordingly the Partnership realized a loss of $4,000,000. No such losses were recorded in 1996 or 1997.

General and administrative expenses increased $337,898 from 1997 to 1998 due to costs of approximately $221,000 incurred in conjunction with the Merger, an increase of approximately $63,000 in salaries and related expenses, and an increase of approximately $54,000 in other general and administrative expenses. General and administrative expenses increased $29,703 from 1996 to 1997 primarily as a result of higher salaries and related expenses.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by mid-1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's tax-exempt mortgage bonds, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

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

Forward Looking Statements

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

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its investments in tax-exempt mortgage bonds. The tax-exempt mortgage bonds have fixed interest rates. The principal amount of the tax-exempt mortgage bonds does not amortize over its terms. The Partnership does not use derivative financial instruments to hedge its investment portfolio.

During 1998 and through March 1999, five of the seven tax-exempt mortgage bonds held by the Partnership were reissued by the respective local finance authorities. The Partnership expects that the remaining two tax-exempt bonds will be reissued in a similar manner. The table below presents principal amounts and related weighted average interest rates by year of maturity for the reissued bonds and the bonds expected to be reissued:

                                                  Weighted Average
Tax-Exempt Mortgage Bonds    Principal Amount        Interest Rate       Maturity
-------------------------    ----------------     ----------------     ------------
Reissued bonds               $     58,026,000                7.4%      beyond 2003

Bonds expected to be
  reissued                         18,600,000                8.5%      1999(1)

(1) Although the contractual maturities of the tax-exempt mortgage bonds do not provide for the payment of principal until after 2003, the Partnership anticipates that the tax-exempt mortgage bonds will be reissued, possibly in 1999, in the same principal amount.


The aggregate fair value of the Partnership's tax-exempt mortgage bonds was $71,720,000 at December 31, 1998.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12a-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated December 15, 1998, as amended, and is hereby incorporated by reference.

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

	    Michael B. Yanney, 65, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and
PKS Information Services, Inc.

	    Michael Thesing, 44, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, LLC and is a member of the
Board of the Board of Managers of America First Companies L.L.C. From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 72, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 65, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 76, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 62, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 38, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies, L.L.C. (the general partner of AFCA). None of the managers or executive officers of America First Companies L.L.C. receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1998 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

          (c) There are no arrangements known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant. As described in Item 1, the Registrant merged with the New Fund on February 1, 1999.

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

     During 1998, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $1,126,336 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees, investor communication costs, such as printing and mailing charges, and certain costs capitalized by the Partnerships. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     AFCA received administrative fees of $90,479 in 1998. These administrative fees are paid by the owners of the properties financed by the tax-exempt mortgage bonds held by the Partnership out of the net cash flow generated by the properties after payment of base interest on the bonds.
Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     AFCA is entitled to an administrative fee from the Partnership in the event the Partnership becomes an equity owner of a property by reason of foreclosure. AFCA was not entitled to any administrative fees from the Partnership for the year ended December 31, 1998.

     America First Properties Management Company, L.L.C. (the "Manager"), an affiliate of AFCA, was retained to provide property management services with respect to the day-to-day operation of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable to the Manager may not exceed the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location. During the year ended December 31, 1998, the Manager received property management fees of $310,225.

     As described in Item 1, the Registrant merged with the New Fund on February 1, 1999.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Auditors' Reports

               Balance Sheets of the Registrant as of December 31, 1998, and December 31, 1997.

               Statements of Income and Comprehensive Income of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

               Statements of Partners' Capital of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.
               Statements of Cash Flows of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

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

                    4(c).Amended Agreement of Merger, dated June 12, 1998,
               between the Partnership and America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 4.3 of Amendment No. 3 to Form S-4, dated September 14, 1998, filed pursuant to the Securities Act of 1933 by America First Tax Exempt Investors, L.P. (Commission File No. 333-50513))

                    24.  Power of Attorney.

                    27. Financial Data Schedule.

          (b) The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

                                                                      Financial
          Date of Report                Item Reported          Statements Filed
         ----------------       -------------------------      ----------------
         November 6, 1998       Item 5. Other Events                  No
                                Item 7. Financial Statements
                                        and Exhibits

         December 15, 1998      Item 4. Change in Registrant's        No
                                        Certifying Accountant
                                Item 7. Financial Statements
                                        and Exhibits

Independent Auditors' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheet of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1998, and the related statement of income and comprehensive income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 19, 1999                                    /s/KPMG Peat Marwick L.L.P.

Independent Auditors' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying balance sheet of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1997, and the related statements of income and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund Limited Partnership as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                               /s/PriceWaterhouseCoopers LLP
                                             -----------------------------
                                                Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $      920,801      $    1,522,893
 Investment in tax-exempt mortgage bonds, at estimated
  fair value (Note 5)                                                                           71,720,000          71,126,000
 Interest receivable                                                                               503,234             556,017
 Other assets                                                                                      277,890               8,106
                                                                                            --------------      --------------
                                                                                            $   73,421,925      $   73,213,016
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      276,184      $      156,569
  Distribution payable (Note 3)                                                                    453,597             453,597
                                                                                            --------------      --------------
                                                                                                   729,781             610,166
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                    5,426              10,473
  Beneficial Unit Certificate Holders
   ($7.28 per BUC in 1998 and $7.27 in 1997)                                                    72,686,718          72,592,377
                                                                                            --------------      --------------
                                                                                                72,692,144          72,602,850
                                                                                            --------------      --------------
                                                                                            $   73,421,925      $   73,213,016
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    5,813,579      $    6,169,500      $    6,134,812
 Interest income on temporary cash investments                                  48,761              53,554              47,247
 Contingent interest income (Note 5)                                           122,099             124,682             154,539
                                                                        --------------      --------------      --------------
                                                                             5,984,439           6,347,736           6,336,598
                                                                        --------------      --------------      --------------
Expenses
 Realized loss on investment in tax-exempt mortgage bonds                    4,000,000                -                   -
 General and administrative expenses (Note 6)                                1,016,385             678,487             648,784
                                                                        --------------      --------------      --------------
                                                                             5,016,385             678,487             648,874
                                                                        --------------      --------------      --------------
Net income                                                                     968,054           5,669,249           5,687,814

Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains arising during the year                        594,000           5,100,000                -
   Plus: reclassification adjustment for losses included in net income       4,000,000                -                   -
                                                                        --------------      --------------      --------------
                                                                             4,594,000           5,100,000                -
                                                                        --------------      --------------      --------------
Net comprehensive income                                                $    5,562,054      $   10,769,249      $    5,687,814
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       78,985      $       86,616      $       93,968
 BUC Holders                                                                   889,069           5,582,633           5,593,846
                                                                        --------------      --------------      --------------
                                                                        $      968,054      $    5,669,249      $    5,687,814
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per BUC                                  $          .09      $          .56      $          .56
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1995 TO DECEMBER 31, 1998

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding accumulated other comprehensive income)
  Balance at December 31, 1995                                          $        6,443     $    77,693,356      $   77,699,799
  Net income                                                                    93,968           5,593,846           5,687,814
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (91,896)         (5,388,729)         (5,480,625)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1996                                                   8,515          77,898,473          77,906,988
  Net income                                                                    86,616           5,582,633           5,669,249
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (84,658)         (5,388,729)         (5,473,387)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                  10,473          78,092,377          78,102,850
  Net income                                                                    78,985             889,069             968,054
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (84,032)         (1,388,728)         (1,472,760)
    Return of capital                                                             -             (4,000,000)         (4,000,000)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1998                                                   5,426          73,592,718          73,598,144
                                                                        --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1995 and 1996                                           -            (10,600,000)        (10,600,000)
  Other comprehensive income                                                      -              5,100,000           5,100,000
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                    -             (5,500,000)         (5,500,000)
  Other comprehensive income                                                      -              4,594,000           4,594,000
                                                                        --------------     ---------------      --------------
                                                                                  -               (906,000)           (906,000)
                                                                        --------------     ---------------      --------------
Balance at December 31, 1998                                            $        5,426     $    72,686,718      $   72,692,144
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $      968,054      $    5,669,249      $    5,687,814
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bonds               4,000,000                -                   -
      Decrease (increase) in interest receivable                                52,783              42,156             (41,707)
      Decrease (increase) in other assets                                       (2,985)              2,615               1,924
      Increase (decrease) in accounts payable                                  119,615             (97,300)            108,349
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                5,137,467           5,616,720           5,756,380
                                                                        --------------      --------------      --------------
Cash flow used in investing activity
  Bond issuance costs paid                                                    (266,799)               -                   -
                                                                        --------------      --------------      --------------
Cash flow used in financing activity
  Distributions paid                                                        (5,472,760)         (5,473,387)         (5,480,625)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments                (602,092)            143,333             275,755
Cash and temporary cash investments at beginning of year                     1,522,893           1,379,560           1,103,805
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $      920,801      $    1,522,893      $    1,379,560
                                                                        ==============      ==============      ==============
Supplemental disclosure of non-cash investing activity:
During 1998, four of the Partnership's tax-exempt mortgage bonds secured by multifamily properties were refinanced by the respective local housing finance authorities.  In each case, the existing tax-exempt bond held by the
Partnership was terminated and a new bond in the same principal amount was issued to the Partnership.  The total principal amount refinanced was
$53,526,000.

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

1. Organization

America First Tax Exempt Mortgage Fund Limited Partnership (the Partnership) was formed on November 11, 1985, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally tax-exempt mortgage bonds collateralized by income-producing real estate consisting of multifamily residential apartments. The Partnership terminated on February 1, 1999, as a result of a merger with America First Tax Exempt Investors, L.P. (the New Partnership). See Note 7. The General Partner of the Partnership is America First Capital Associates Limited Partnership Two (AFCA 2).

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

 B)Investment in Tax-Exempt Mortgage Bonds

   Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income. The Partnership does not have investment securities classified as held-to-maturity or trading. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral (see Note 2C).

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

 D)Income Taxes
   No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $9,953,584 at December 31, 1998 and $5,953,584 at December 31, 1997, respectively.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

 E)Temporary Cash Investments
   Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 F)Net Income per BUC
   Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all years presented.

 G)Comprehensive Income
   In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding gains (losses) on investments.

 H)Segment Reporting
   In 1998, the Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The adoption of SFAS 131 did not have an impact on the financial reporting of the Partnership as it is engaged solely in the business of providing financing for the acquisition and improvement of real estate.

 I)New Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Partnership effective
   January 1, 2000. Management believes that the impact of such adoption will not have an impact to the financial statements.

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of
   Start-Up Activities" (SOP 98-5). This statement requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this statement is required by the Partnership effective January 1, 1999. Management intends to adopt the statement as required in fiscal 1999. Management believes that the impact of such adoption will not have an impact to the financial statements.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

Under the terms of the Merger, the limited partnership agreement of the New Partnership will control after February 1, 1999. The terms of the New Partnership's limited partnership agreement differ in certain respects from those of the Partnership.

Cash distributions are presently made on a monthly basis, but may be made quarterly if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $864,315 at December 31, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

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

The principal amount of the bonds does not amortize over its terms. However, the principal of six of the bonds was to be repaid to the Partnership on December 1, 1997 and the principal of the remaining bond was to repaid to the Partnership on July 1, 1998. Because the net sale or refinancing proceeds from the properties is the sole source of principal repayment and the aggregate fair value of the properties is less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. However, in order to allow the bonds to continue to generate tax-exempt interest for the Partnership, the Partnership is coordinating the reissuance of the bonds with the local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties.

In this regard, the tax-exempt bonds secured by Woodbridge Apartments of Louisville II (Louisville), Ashley Pointe at Eagle Crest (Ashley Pointe), Woodbridge Apartments of Bloomington III (Bloomington) and Northwoods Lake

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Apartments (Northwoods) were reissued by the respective local housing finance authorities on October 28, 29, 30, and November 19, 1998, respectively. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The Partnership expects that the remaining tax-exempt bonds will be reissued in a similar manner and anticipates that the base and contingent interest rates on these reissued bonds will also be less than the current base and contingent interest rates.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At December 31, 1998, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively. At
December 31, 1997, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $76,626,000, $5,500,000 and $71,126,000 respectively.

During 1998, the Partnership determined it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $4,000,000 and the cost basis was written down to fair value as a new cost basis. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a component of accumulated comprehensive income, was reduced by $4,000,000; therefore, the realized loss had no impact on total Partners' Capital.

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1998, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest       Income Earned
  Property Name                 Location             of Units      Date            Rate             in 1998
  ------------------------      ----------------     ---------     ---------  ---------       -------------
  Arama Apartments              Miami, FL               293        07/01/10        8.5% (1)   $   1,028,500
  Shoals Crossing               Atlanta, GA             176        12/01/09        8.5% (1)          83,105
  Woodbridge Apts. of
  Bloomington III (4)           Bloomington, IN         280        12/01/27        7.5% (2)       1,015,795
  Ashley Pointe at
   Eagle Crest (4)              Evansville, IN          150        12/01/27        7.0% (2)         520,571
  Woodbridge Apts. of
    Louisville II (4)           Louisville, KY          190        12/01/27        7.5% (2)         811,081
  Northwoods Lake
    Apartments (4)              Duluth, GA              492        09/01/25        7.5% (2)       1,929,491
  Ashley Square                 Des Moines, IA          144        12/01/09        8.5% (1)         425,036
                                                                                              -------------
                                                                                              $   5,813,579
                                                                                              =============

 (1) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum. The Partnership received additional contingent interest from Arama Apartments of $122,099 in 1998, $124,682 in 1997 and $154,539 in
1996.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Ashley Pointe and Northwoods Lake Apartments) of the net cash flow generated by the respective property.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of tax-exempt bonds. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts are presented on a cash basis and do not reflect accruals made at each year end.

                                                                                  1998                1997                1996
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      505,023      $      447,669      $      431,747
Proposed merger transaction costs                                              201,651                -                   -
Costs capitalized by the Partnership                                           159,070                -                   -
Professional fees and expenses                                                  60,390              32,009              36,330
Investor services and custodial fees                                            57,892              62,819              63,864
Other expenses                                                                  52,369              41,606              30,980
Insurance                                                                       30,240              24,033              25,780
Registration fees                                                               24,273              17,870              18,126
Report preparation and distribution                                             17,107              27,686              22,616
Telephone                                                                        9,071              10,297               8,308
Consulting and travel expenses                                                   9,250               5,246               3,723
                                                                        --------------      --------------      --------------
                                                                        $    1,126,336      $      669,235      $      641,474
                                                                        ==============      ==============      ==============

AFCA 2 is entitled to receive an administrative fee of .45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds. The fee is payable by the owners of the properties financed by the tax-exempt mortgage bonds after the payment of base interest on the bonds but before the payment of contingent interest on the bonds. AFCA 2 received administrative fees from property owners of $90,479 in 1998, $152,027 in 1997 and $176,125 in 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership for the years ended December 31, 1998, 1997 or 1996. AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest (beginning in July 1996) and Shoals Crossing (beginning in January 1998). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis, and amounted to $310,225 in 1998, $270,616 in 1997 and $247,960 in 1996.

As described in Note 7, the Partnership merged with the New Partnership on February 1, 1999.

7.  Merger

On June 12, 1998, the Partnership entered into an Amended Agreement of Merger with America First Tax Exempt Investors, L.P., a newly formed Delaware limited partnership (the New Partnership), pursuant to which the Partnership will merge with and into the New Partnership and the New Partnership will be the surviving limited partnership. As of December 31, 1998 the Partnership was in the process of collecting BUC holder consents. During January 1999, the Partnership obtained the consent of the holders of a majority of the BUCs of

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

the Partnership. As a result, the Partnership merged with and into the New Partnership on February 1, 1999 and the separate existence of the Partnership terminated on that date. Each BUC holder of the Partnership received one BUC in the New Partnership as such BUC holder held in the Partnership. The General Partner of the New Partnership is AFCA 2 and, accordingly, the Merger did not result in a change of control. The New Partnership has additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax exempt bonds secured by multifamily housing properties.

8.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1998 to December 31, 1998                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,623,078      $    1,484,824      $    1,516,564      $    1,359,973
Total expenses                                            (176,855)           (227,327)           (200,777)         (4,411,426) (1)
                                                    --------------      --------------      --------------      --------------
Net income(loss)                                    $    1,446,223      $    1,257,497      $    1,315,787      $   (3,051,453)
                                                    ==============      ==============      ==============      ==============
Net income(loss), basic and diluted, per BUC        $        .14        $          .13      $          .13      $         (.31)
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  8-1/8               8                 7-11/16             6-15/16
  Low sale                                                   7-1/8               7-1/4             6-5/8               5-7/8
                                                    ==============      ==============      ==============      ==============

(1) The Partnership incurred expenses of approximately $160,000 during the quarter in connection with the Merger described in Note 7. In addition, the Partnership realized a loss of $4,000,000 on its investment in tax-exempt mortgage bonds (see Note 5).



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

The BUCs are quoted on the NASDAQ National Market System under the symbol AFTXZ. The high and low quarterly prices of the BUCs were compiled from on-line trading sources based on information provided by NASDAQ and represent final sale prices. The 1997 high and low quarterly prices of the BUCs were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc. and represent final sale prices.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

9.  Subsequent Event

The tax-exempt bond secured by Shoals Crossing was reissued by the local housing finance authority on February 25, 1999. The existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The new bond has a term expiring on December 1, 2025. The new bond provides for the payment of base interest to the Partnership at a rate of 7.5% per annum. The new bond provides for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 100% of the net cash flow generated by the financed property. The obligations of the owner of the financed property to pay principal and interest on the loan underlying the bond is secured by a first mortgage on the financed property, an assignment of rents and a security interest in personal property associated with the financed property.

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

Date:  March 29, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1999         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 29, 1999         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  March 29, 1999         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 29, 1999         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 29, 1999         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 29, 1999         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  March 29, 1999         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter