Form 10-K405
period 1999-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND LTD PARTNERSHIP
filed 2000-03-30
CIK 776734

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  000-24843

   AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
          (Exact name of registrant as specified in its Agreement of Limited Partnership)

           Delaware                              47-0810385
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)          (Zip Code)

                          (402) 444-1630
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

Securities Registered Pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates representing assignments of limited partnership interests in the America First Tax Exempt Investors, L.P. (the "BUCs")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Partnership's BUCs held by non-affiliates of the Registrant on March 22, 2000, based on the final sales price per BUC as reported in the Wall Street Journal on March 23, 2000, was $53,275,703.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   4
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .  13
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  13
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  14

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  15
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  16
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  16
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  16

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                                    PART I

    Item 1. Business. America First Tax Exempt Investors, L.P. (the Registrant or the Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to: (i) preserve and protect its capital;
(ii) provide regular cash distributions to investors; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt bonds held by the Registrant. The General Partner of the Registrant is America First Capital Associates Limited Partnership Two ("AFCA").

     On February 1, 1999, the Partnership merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. The Partnership had no operations or activities prior to its merger with the Prior Partnership and was formed, accordingly, for that sole purpose. The separate existence of the Prior Partnership terminated on that date. The Partnership assumed all the assets and liabilities of the Prior Partnership. Each BUC holder of the Prior Partnership received one BUC of the Partnership as such BUC holder held in the Prior Partnership. The General Partner of the Prior Partnership was AFCA and, accordingly, the Merger did not result in a change in control. The Partnership has additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax-exempt bonds secured by multifamily housing properties.

     At December 31, 1999, the Partnership held seven tax-exempt mortgage bonds with a carrying value (at estimated fair value) equal to $71,720,000. The tax-exempt mortgage bonds were issued by various state and local housing authorities to provide for the construction and/or permanent financing of seven multifamily housing properties located in five states. Under the terms of the mortgage bonds, the principal amounts do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Partnership depends upon the economic performance of the real estate which collateralizes the mortgage bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas. A description of the seven tax-exempt mortgage bonds held by the Registrant at December 31, 1999, (and the properties collateralizing such bonds) appears in
Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     The Partnership is pursuing a business strategy of increasing the number of tax-exempt multifamily mortgage bonds held by it in order to: (i) increase the amount of tax-exempt interest available for distribution to its investors,
(ii) reduce risk through asset diversification and (iii) achieve economies of scale. Unlike the Prior Partnership, the Registrant has the ability to finance the acquisition of additional tax-exempt mortgage bonds through the issuance of additional Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests and from the sale of senior debt instruments created from its existing portfolio of tax-exempt mortgage bonds. In general, tax-exempt mortgage bonds acquired by the Partnership will be secured by a first mortgage or deed of trust on multifamily real estate. Unlike the Prior Partnership, the Partnership also has the authority to acquire tax-exempt bonds that represent less than 100% of the bonds secured by a particular multifamily property. The Partnership may also acquire other types of tax-exempt securities that may or may not be secured by real estate. Such tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency. Such bonds may not represent more than 25% of the Partnership's assets at the time of acquisition. In addition, the Partnership will be able to acquire bonds secured by multifamily real estate which generate interest that is not exempt from federal income tax. However, such bonds may only be acquired in conjunction with the acquisition of tax-exempt mortgage bonds secured by the same property.

     The amount of cash received by the Partnership from tax-exempt mortgage bonds is a function of the net rental revenues generated by the properties financed by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties financed by the Partnership are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

     The Partnership believes that each of the properties it has financed is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

     The Registrant is engaged in the business of providing financing for the acquisition and improvement of multifamily real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. which is the general partner of the general partner of the Partnership, and the Partnership reimburses America First Companies L.L.C. for such services at cost. The Partnership is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C..

     Item 2. Properties. At December 31, 1999, the Registrant held seven tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties. Properties collateralizing the mortgage bonds are described in the following table:

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

                                                 1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
WOODBRIDGE APTS. OF BLOOMINGTON III
Average Occupancy Rate                            87%          95%          90%          95%          93%
Average Effective Annual Rental Per Unit       $7,044       $7,071       $6,957       $7,251       $6,848

ASHLEY POINTE AT EAGLE CREST
Average Occupancy Rate                            98%          99%          99%          96%          96%
Average Effective Annual Rental Per Unit       $6,806       $6,711       $6,423       $6,163       $6,032

WOODBRIDGE APTS. OF LOUISVILLE II
Average Occupancy Rate                            93%          93%          95%          95%          93%
Average Effective Annual Rental Per Unit       $7,435       $7,344       $7,075       $6,880       $6,451

NORTHWOODS LAKE APARTMENTS
Average Occupancy Rate                            97%          97%          94%          94%          97%
Average Effective Annual Rental Per Unit       $7,719       $7,584       $7,263       $7,188       $7,101

ASHLEY SQUARE
Average Occupancy Rate                            97%          97%          96%          97%          98%
Average Effective Annual Rental Per Unit       $6,937       $6,565       $6,792       $6,728       $6,764

SHOALS CROSSING
Average Occupancy Rate                            95%          90%          95%          93%          95%
Average Effective Annual Rental Per Unit       $5,102       $4,581       $4,942       $4,712       $4,649

ARAMA APARTMENTS
Average Occupancy Rate                            97%          98%         98%          99%          99%
Average Effective Annual Rental Per Unit       $7,803       $7,649       $7,467       $7,517       $7,156

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

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of the Partnership's security holders.

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "ATAXZ." Prior to February 1, 1999, the BUCs of the Prior Partnership traded under the trading symbol "AFTXZ". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 1998 through December 31, 1999.



              1998 (1)             High           Low
              1st Quarter          $ 8-1/8        $ 7-1/8
              2nd Quarter          $ 8            $ 7-1/4
              3rd Quarter          $ 7-11/16      $ 6-5/8
              4th Quarter          $ 6-15/16      $ 5-7/8

              1999 (1)
              1st Quarter          $ 6-3/4        $ 6
              2nd Quarter          $ 6-1/2        $ 6
              3rd Quarter          $ 6-1/2        $ 6
              4th Quarter          $ 6-1/2        $ 4

(1) The market price per BUC information includes that of the Partnership from February 1, 1999 (the Merger Date) through December 31, 1999 and that of the Prior Partnership for periods prior to the Merger Date.

     (b) BUC Holders. The approximate number of BUC holders on December 31, 1999, was 5,857.

     (c) Distributions. Cash distributions were made on a monthly basis during 1999 and 1998. Effective January 1, 2000, distributions will be made on a quarterly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1999, and December 31, 1998, equaled $4,939,669 and 5,388,728, respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 1999, and December 31, 1998, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 1999       December 31, 1998
                       -----------------       -----------------
Income                     $  .4950																$  .1392
Return of Capital               -                     .4008
                           --------                 -------
                           $  .4950                   .5400
                           ========                 =======

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2000 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Tax Exempt Investors, L.P. from February 1, 1999 (the Merger Date), through December 31, 1999, and America First Tax Exempt Mortgage Fund Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the combined Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   5,813,261   $   5,813,579   $   6,169,500   $   6,134,812   $   6,159,236
Interest income on temporary cash investments           117,733          48,761          53,554          47,247          42,319
Contingent interest income                               98,497         122,099         124,682         154,539         166,940
Realized loss on investment in
  tax-exempt mortgage bonds                                -         (4,000,000)           -               -               -
Interest expense                                        (87,715)           -               -               -               -
General and administrative expenses                    (872,973)     (1,016,385)       (678,487)       (648,784)       (585,926)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   5,068,803   $     968,054   $   5,669,249   $   5,687,814   $   5,782,569
                                                  =============   =============   =============   =============   =============
Net income, basic and diluted,
  per Beneficial Unit Certificate (BUC)           $         .50   $         .09   $         .56   $         .56   $         .57
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .4950   $       .5400   $       .5400   $       .5400   $       .5400
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, at
  estimated fair value                            $  71,720,000   $  71,720,000   $  71,126,000   $  66,026,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $  77,989,725   $  73,421,925   $  73,213,016   $  68,014,454   $  67,698,916
                                                  =============   =============   =============   =============   =============


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On February 1, 1999, America First Tax Exempt Investors, L.P. (the New Partnership) commenced operations when it merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the New Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership as of that date. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The General Partner of both the Prior Partnership and the New Partnership is America First Capital Associates Limited Partnership Two (AFCA 2). The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

The Partnership's primary capital resource consists of the seven tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the seven multifamily housing projects listed in the following table:


                                                                                                      At December 31, 1999

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 243                 87%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 146                 97%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 167                 88%
Northwoods Lake Apartments                     Duluth, GA                          492                 479                 97%
Shoals Crossing                                Atlanta, GA                         176                 171                 97%
Ashley Square                                  Des Moines, IA                      144                 144                100%
Arama Apartments                               Miami, FL                           293                 281                 96%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,631                 95%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at December 31, 1999 was $71,720,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of the bonds do not amortize over their respective terms.

The tax-exempt bonds secured by Shoals Crossing and Ashley Square were reissued by their respective local housing finance authorities on February 25, 1999 and June 16, 1999. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership. No gain or loss was recorded on the reissuances. The new bonds have terms expiring on December 1, 2025, and provide for the payment of base interest to the Partnership at a rate of 7.5% per annum. The tax exempt bonds also bear contingent interest of up to an additional 3.5% per annum in the case of Shoals Crossing and up to an additional 3% per annum in the case of Ashley Square. Contingent interest is payable out of the net cash flow generated by the respective property. Unpaid contingent interest on Ashley Square compounds at a rate of 10.5% per annum.

With the reissuance of the two tax-exempt mortgage bonds described above, the Partnership reissued six of its seven tax-exempt mortgage bonds since October 1998. The Partnership pursued the reissuance of such mortgage bonds in order to allow the bonds to continue to generate tax-exempt interest for the Partnership. Since the terms of the original bonds provided that the principal of such bonds was to be repaid to the Partnership on December 1, 1997, and because the net sale or refinancing proceeds from the properties was the sole source of principal repayment and the aggregate fair value of the properties was less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. The Partnership then coordinated the reissuance of the bonds with the state and local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties. No gain or loss was recorded by the Partnership in connection with the reissuance of the tax-exempt bonds. Management is considering the possible sale or refinancing of the property securing the sole remaining tax-exempt mortgage bond which was to be repaid to the Partnership on July 1, 1998.

As a result of refinancing and the reduction in the base and contingent interest rates, the Partnership estimates it earned approximately $230,000 less in base and contingent interest in 1999 than it would have had the mortgage bonds not been refinanced. In addition, the reduction in the base interest rates make it more likely that AFCA 2 will receive its administrative fees from the property owners on a current basis. A reduction in the contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties.

Tax-exempt interest earned on the bonds represents the Partnership's principal source of cash flow. The Partnership also earns tax-exempt and taxable interest on certain other investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the years shown:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        --------------      --------------      --------------
Regular monthly distributions
 Income                                                                 $        .4950      $        .1392      $        .5400
 Return of Capital                                                                -                  .4008                -
                                                                        --------------      --------------      --------------

																																																																								$        .4950      $        .5400      $        .5400
                                                                        ==============      ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                  $        .4950      $        .5400      $        .5400
                                                                        ==============      ==============      ==============

In addition to cash generated from interest income, the Partnership may also draw on its reserve to pay operating expenses and to supplement cash distributions. As of December 31, 1998, the amount held by the Partnership in the reserve equaled $4,839,768. During the year ended December 31, 1999, a total of $55,361 of undistributed income was placed into the reserve. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that the cash provided by interest income from its tax-exempt bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of expenses and distributions to BUC holders. Income from the tax-exempt mortgage bond secured by Arama Apartments is expected to be substantially reduced beginning in the latter part of the year 2000. Since 1986, Arama Apartments has been receiving rent subsidies from the Department of Housing and Urban Development and it is expected that these subsidies will be significantly reduced in 2000.

The Partnership intends to invest in additional tax-exempt mortgage bonds and related investments and expects to finance such acquisitions through the sale of senior interests in its existing tax-exempt bonds and/or by issuing additional BUCs. By acquiring additional investments, AFCA 2 hopes to (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its existing tax-exempt bonds, the Partnership will forego a portion of the interest it currently earns on its existing tax-exempt bonds, but expects to reinvest the sale proceeds in instruments which generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount, if any, of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

In keeping with the above, on August 12, 1999, the Partnership securitized $5,000,000 of its tax-exempt mortgage bonds by depositing $25,250,000 of its Northwoods Lake tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned

Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts.
The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. As described in Note 2 (E) to the financial statements, this arrangement has been accounted for as a financing transaction.

In addition to the aforementioned financing arrangement, on September 1, 1999, the Partnership pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and Primary Trust Certificates representing a beneficial interest in $2,000,000 in principal amount of the Northwoods Lake tax-exempt mortgage bonds as security for a reimbursement obligation regarding a $17,350,000 letter of credit. An additional $3,300,000 of Primary Trust Certificates were pledged as collateral on November 22,
1999. Such letter of credit was issued for the benefit of the purchaser of Iona Lakes Apartments (the Project) located in Ft. Myers, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be issued
on or around April 1, 2000.   Pending issuance of such bonds and certain other
events, the Partnership's obligations under the reimbursement obligation to Banco Santander Hispano Central, S.A. will cease and the $12,600,000 of tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

On November 22, 1999, the Partnership pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and Primary Trust Certificates representing a beneficial interest in $2,000,000 in principal amount of the Northwoods Lake tax-exempt mortgage bonds as security for a reimbursement obligation regarding a $16,330,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Clear Lake Colony Apartments (the Project) located in West Palm Beach, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to
be issued on or around June 30, 2000.   Pending issuance of such bonds and
certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $8,976,000 of tax-exempt mortgage bonds and $2 million of Primary Trust Certificates will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties. The fair value is based on discounted estimated future cash flows. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated fair value of the underlying collateral of the mortgage bonds.

Based on the foregoing methodology, valuations and reviews performed during 1999 indicated that the carrying value of the Partnership's investment in tax-exempt mortgage bonds recorded on the balance sheet at December 31, 1999, required no adjustment.

The following sets forth certain information regarding the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds:

Woodbridge Apartments of Bloomington III

Woodbridge Apartments of Bloomington III, located in Bloomington, Indiana, had an average occupancy rate of 87% in 1999 compared to 95% in 1998. As previously disclosed, the tax-exempt mortgage bond secured by this property was reissued in October 1998 which resulted in the reduction of the base interest rate from 8.5% to 7.5% per annum. In addition to earning the full amount of base interest at the rate of 7.5% during 1999, the Partnership also received approximately $67,000 in past due base interest on the prior mortgage bond. As a result, the Partnership earned interest of $1,025,121 in 1999. This compares to $1,015,795 of interest earned during 1998.

Net cash flow generated by the property, excluding interest payable to the Partnership and administrative fees payable to the general partner of the Partnership, decreased approximately $106,000 from 1998 to 1999. Such decrease is attributable to an decrease of approximately $20,000 in operating revenue resulting from lower average occupancy and an increase of approximately $86,000 in real estate operating expenses primarily due to higher repairs and maintenance expenses and property improvements.

Ashley Pointe at Eagle Crest

Ashley Pointe at Eagle Crest, located in Evansville, Indiana, had an average occupancy rate of 98% during 1999 compared to 99% in 1998. At December 31, 1999, base interest on this mortgage at the rate of 7% per annum was current. As previously disclosed, the tax-exempt mortgage bond secured by this property was reissued in October 1998 which resulted in the reduction of the base interest rate from 8.5% to 7% per annum. In addition to earning $475,513 representing the full amount of base interest at the rate of 7%, the Partnership also received $22,702 of contingent interest in 1999. This compares to $520,571 of interest earned during 1998. Although in 1998 the Partnership was due base interest at the rate of 8.5% prior to the reissuance of the mortgage bond, the property was not able to generate sufficient cash flow to pay the full amount of such base interest. As such, interest income to the Partnership prior to the reissuance of the mortgage bond was a function of the cash flow generated by the property.

Net cash flow generated by the property, excluding interest payable to the Partnership and administrative fees payable to the general partner of the Partnership, decreased approximately $32,000 from 1998 to 1999. Such decrease is attributable to higher real estate operating expenses, primarily repairs and maintenance expenses and property improvements. Such expense increases were partially offset by a slight increase in operating revenue.

Woodbridge Apartments of Louisville II

Woodbridge Apartments of Louisville II, located in Louisville, Kentucky, had an average occupancy rate of 93% in 1999 and 1998. As previously disclosed, the tax-exempt mortgage bond secured by this property was reissued in October 1998 which resulted in the reduction of the base interest rate from 8.5% to 7.5% per annum. In addition to earning the full amount of base interest at the rate of 7.5% during 1999, the Partnership also received approximately
$23,000 in past due base interest on the prior mortgage bond.   As a result,
the Partnership earned interest of $705,512 in 1999. Although the Partnership earned more than the base interest due for 1999, the interest earned by the Partnership in 1999 was approximately $106,000 less than the $811,081 of interest earned in 1998. Approximately $62,000 of such decrease is attributable to the aforementioned decrease in the interest rate on the mortgage bond and approximately $44,000 is attributable to the receipt of less past due interest in 1999 compared to 1998.

Net cash flow generated by the property, excluding interest payable to the Partnership and administrative fees payable to the general partner of the Partnership, decreased approximately $58,000 from 1998 to 1999. Such decrease is attributable to an increase of approximately $80,000 in real estate operating expenses primarily due to higher repairs and maintenance expenses, property improvements, and administrative costs which was partially offset by an increase of approximately $22,000 in operating revenue.

Northwoods Lake Apartments

Northwoods Lake Apartments, located in Duluth, Georgia, had an average occupancy rate of 97% during 1999 and 1998. At December 31, 1999, base interest on this mortgage bond at the rate of 7.5% per annum was current. As previously disclosed, the tax-exempt mortgage bond secured by this property was reissued in November 1998 which resulted in the reduction of the base interest rate from 8.5% to 7.5% per annum. In addition to earning the full amount of base interest at the rate of 7.5% during 1999, the Partnership also received approximately $95,000 in past due base interest on the prior mortgage bond. As a result, the Partnership earned interest of $2,014,733 in 1999. This compares to $1,929,491 of interest earned during 1998. Although in 1998 the Partnership was due base interest at the rate of 8.5% prior to the reissuance of the mortgage bond, the property was not able to generate sufficient cash flow to pay the full amount of such base interest. As such, interest income prior to the reissuance of the mortgage bond was a function of the cash flow generated by the property.

Net cash flow generated by the property, excluding interest payable to the Partnership and administrative fees payable to the general partner of the Partnership, increased approximately $101,000 from 1998 to 1999. Such increase is attributable to an increase of approximately $85,000 in operating revenue resulting primarily from rental rate increases and a decrease of approximately $16,000 in real estate operating expenses.

Ashley Square

Ashley Square, located in Des Moines, Iowa, had an average occupancy rate of 97% during 1999 and 1998. The tax-exempt mortgage bond secured by this property was reissued in June 1999, which resulted in the reduction of the base interest rate from 8.5% to 7.5% per annum. Interest income earned on the mortgage bond was $336,816 in 1999 compared to $425,036 in 1998. Such interest represented less than the full amount of base interest due for the respective years as the property was not able to generate sufficient cash flow to pay the full amount of base interest due on the mortgage bond during either year. As such, interest earned by the Partnership on the bond for each 1999 and 1998 was a function of the cash flow generated by the property for the respective years. Because net cash flow generated by the property, before the payment of interest to the Partnership, decreased from 1998 to 1999, interest earned on the mortgage bond also decreased from 1998 to 1999. The $39,000 decrease in net cash flow resulted from higher operating expenses, primarily property improvements and real estate taxes, which were partially offset by an increase in operating revenue. A significant amount of property improvements was made in 1999, including roof replacements and painting of the property exteriors.

Shoals Crossing

Shoals Crossing, located in Atlanta, Georgia, had an average occupancy rate of 95% during 1999 compared to 90% during 1998. The tax-exempt mortgage bond secured by this property was reissued in February 1999 which resulted in the reduction of the base interest rate from 8.5% to 7.5% per annum. Interest income was $226,965 on the mortgage bond in 1999 compared to $83,105 during 1998. Interest income recognized in both 1999 and 1998 was less than the base interest due for the respective years as the property was not able to generate sufficient cash flow to pay the full amount of such interest due. As such, interest income to the Partnership was a function of the cash flow generated by the property.

Net cash flow generated by the property, excluding interest payable to the Partnership, increased approximately $56,000 from 1998 to 1999. Such increase is attributable to an increase of approximately $85,000 in operating revenue resulting primarily from the 5% increase in average occupancy which was partially offset by an increase of approximately $29,000 in repairs and
maintenance expenses and property improvements.   The property manager is
continuing its efforts to improve the tenant profile through more stringent resident qualifications as well as complete deferred maintenance on the property. It is anticipated that property improvement expenses will continue to be high in 2000.

Arama Apartments

Arama Apartments, located in Miami, Florida, had an average occupancy rate of 97% in 1999 compared to 98% during 1998. Interest on this mortgage bond, at the base interest rate, is current. In addition to earning base interest of

$1,028,500 in 1999 and 1998, $75,795 of contingent interest was earned in 1999 compared with $122,099 in 1998.

Since 1986, the project has received rent subsidies from the Department of Housing and Urban Development ("HUD") under various Section 8 Housing Assistance Payment contracts (the "HAP Contracts"). The various HAP Contracts on the underlying property are scheduled, on average, to expire in late 2000 and, due to changes enacted by the Multifamily Assisted Housing Reform and Affordability Act, it is expected that the rent subsidies will be significantly reduced when, and if, the HAP Contracts are renewed. The property owner currently estimates that the net cash flow available to pay debt service that will be generated by the property after the expiration of the original HAP Contracts will not be sufficient to pay the full amount of the base interest on the tax-exempt bond on this property. Management of the Partnership is continuing to negotiate potential modifications to the existing loan agreements with the owner of the property in anticipation of the termination of the HAP Contracts.

In 1998, the Partnership recorded a $4,000,000 realized loss on this mortgage bond as the Partnership's review indicated that it was not likely to recover or receive its contracted cash flows (including the repayment of principal) on such investment. The Partnership's 1999 review of the real estate collateralizing such mortgage bond indicated the carrying value of such investment required no adjustment.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    5,813,261      $    5,813,579      $    6,169,500
Interest income on temporary cash investments                                  117,733              48,761              53,554
Contingent interest income                                                      98,497             122,099             124,682
                                                                        --------------      --------------      --------------
                                                                             6,029,491           5,984,439           6,347,736
                                                                        --------------      --------------      --------------
Realized loss on investment in tax-exempt mortgage bonds                         -               4,000,000                -
Interest expense                                                                87,715                -                   -
General and administrative expenses                                            872,973           1,016,385             678,487
                                                                        --------------      --------------      --------------
                                                                               960,688           5,016,385             678,487
                                                                        --------------      --------------      --------------
Net income                                                              $    5,068,803      $      968,054      $    5,669,249
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1998           From 1997
                                                                        --------------      --------------
Mortgage bond investment income                                         $         (318)     $     (355,921)
Interest income on temporary cash investments                                   68,972              (4,793)
Contingent interest income                                                     (23,602)             (2,583)
                                                                        --------------      --------------
                                                                                45,052            (363,297)
                                                                        --------------      --------------
Realized loss on investment in tax-exempt mortgage bonds                    (4,000,000)          4,000,000
Interest expense                                                                87,715                -
General and administrative expenses                                           (143,412)            337,898
                                                                        --------------      --------------
                                                                            (4,055,697)          4,337,898
                                                                        --------------      --------------

Net income                                                              $    4,100,749      $   (4,701,195)
                                                                        ==============      ==============

Mortgage bond investment income on the tax-exempt mortgage bonds secured by Shoals Crossing, Northwoods Lake Apartments and Woodbridge Apartments of Bloomington III increased by approximately $144,000, $85,000 and 9,000, respectively, from 1998 to 1999. These increases were offset by decreases of approximately $106,000, $88,000 and $44,000 in mortgage bond investment income from Woodbridge Apartments of Louisville II, Ashley Square and Ashley Pointe at Eagle Crest. See the discussion of each property in the "Asset Quality" section for additional information.

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

The increase of $68,972 in interest income on temporary cash investments from 1998 to 1999 is primarily attributable to an increase in the Partnership's cash reserve resulting from $5 million in debt financing obtained in August 1999 as discussed in "Liquidity and Capital Resources."

The decrease in interest income on temporary cash investments of $4,793 from 1997 to 1998 is attributable to a decrease in cash reserves as withdrawals were made from reserves to supplement distributions to BUC holders, primarily during the fourth quarter of 1998.

Contingent interest income decreased $23,602 from 1998 to 1999. This is the result of a $46,000 decrease in contingent interest received from the mortgage bond on Arama Apartments which was partially offset by the receipt of an additional $22,398 of contingent interest from the mortgage bond on Ashley Pointe at Eagle Crest. The decrease in contingent interest generated by Arama Apartments was due to a decrease in net cash flow generated by Arama Apartments during the contingent interest period. The Partnership did not earn contingent interest on the Ashley Pointe at Eagle Crest mortgage bond in 1998. During October 1998, this tax-exempt mortgage bond was reissued with a lower base rate of interest. This allowed the property to generate contingent interest on the reissued bond in 1999. However, the overall tax-exempt interest earned by the Partnership on the Ashley Pointe at Eagle Crest mortgage bond decreased by approximately $22,000 from 1998 to 1999 due primarily to a decrease in net cash flow generated by the property.

The decrease in contingent interest income of $2,583 from 1997 to 1998 is attributable to a decrease in the net cash flow generated by Arama Apartments during the respective year's contingent interest period.

During 1998, management determined it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond. Accordingly the Partnership realized a loss of $4,000,000. No such losses were recorded in 1999 or 1997.

During 1999, the Partnership incurred interest expense of $87,715 on the $5,000,000 of debt financing described in "Liquidity and Capital Resources".

Excluding costs of approximately $224,000 incurred in 1998 in conjunction with the Merger, general and administrative expenses increased approximately $81,000 from 1998 to 1999 due to overall expense increases. General and administrative expenses increased $337,898 from 1997 to 1998 due to costs of approximately $224,000 incurred in conjunction with the Merger, an increase of approximately $63,000 in salaries and related expenses, and an increase of approximately $51,000 in other general and administrative expenses.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. To date, the Partnership has not experienced any significant problems with such systems and equipment arising from the inability of computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999.

Although the Partnership does not anticipate that so-called "Year 2000 problems" will surface, there can be no assurance that such problems will not arise. The Partnership has not incurred any significant costs in rectifying Year 2000 problems.

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

During 1999 and 1998, six of the seven tax-exempt mortgage bonds held by the Partnership were reissued by the respective local finance authorities. The Partnership expects that the remaining tax-exempt bond will either be reissued in a similar manner or sold, mostly likely at a discount. The table below presents principal amounts and related weighted average interest rates by year of maturity for the reissued bonds and the bond expected to be reissued or sold:

                                                  Weighted Average
Tax-Exempt Mortgage Bonds    Principal Amount        Interest Rate       Maturity
-------------------------    ----------------     ----------------     ------------
Reissued bonds               $     64,526,000                7.4%      beyond 2004

Bonds expected to be
  reissued or sold                 12,100,000                8.5%      2000(1)

(1) Although the contractual maturity of the tax-exempt mortgage bond does not provide for the payment of principal until after 2004, the Partnership anticipates that, possibly in 2000, the tax-exempt mortgage bond will be reissued in the same principal amount or sold, mostly likely at a discount.

The aggregate fair value of the Partnership's tax-exempt mortgage bonds was $71,720,000 at December 31, 1999.

As the table above incorporates only those positions or exposures that existed as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

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

     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             President, Chief
                             Executive Officer and Manager

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
Martin A. Massengale       Manager                          1994
Alan Baer                  Manager                          1994
Gail Walling Yanney        Manager                          1996
Mariann Byerwalter         Manager                          1997
Lisa Yanney Roskens		      Manager                          1999

	    Michael B. Yanney, 66, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN
Corporation, Rio Grande Medical Technologies, Inc. and Telecom Technologies,
Inc. Mr. Yanney is the husband of Gail Yanney and the father of Lisa Yanney Roskens.

	    Michael Thesing, 45, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, LLC and is a member of the
Board of the Board of Managers of America First Companies L.L.C. and America
First Investment Advisors, LLC.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 73, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 66, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 77, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 63, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 39, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.,
SRI International, Stanford Management Company and Stanford Hospitals and
Clinics.

     Lisa Yanney Roskens, 33, is a Managing Director of Twin Compass, LLC, a small business consulting firm. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael Yanney and Gail Walling Yanney.

Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities and Exchange Act of 1934 requires the managers and executive officers of the general partner of the Registrant's general partner and persons who own more than 10% of the Registrant's BUCs to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of the Registrant's BUCs. Such officers, managers and BUC holders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that, except as set forth below, there was compliance for the year ended December 31, 1999 with all
Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Form 4s reporting the acquisition of a total of 9,500 BUCs on various dates in 1999 were not timely filed by Lisa Yanney Roskens.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies, L.L.C. (the general partner of AFCA). None of the managers or executive officers of America First Companies L.L.C. receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 1999 is described in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) Lisa Yanney Roskens owns 9,500 BUCs. No other manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

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

     During 1999, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $1,065,163 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees, investor communication costs, such as printing and mailing charges, and certain costs capitalized by the Partnership. See Note 6 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     AFCA received administrative fees of $286,732 in 1999. These administrative fees are paid by the owners of the properties financed by the tax-exempt mortgage bonds held by the Partnership out of the net cash flow generated by the properties prior to the payment of contingent interest on such bonds. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     AFCA is entitled to an administrative fee from the Partnership in the event the Partnership acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. AFCA was not entitled to any administrative fees from the Partnership for the year ended December 31, 1999.

     America First Properties Management Company, L.L.C. (the "Manager"), an affiliate of AFCA, was retained to provide property management services with respect to the day-to-day operation of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. The management fees paid to the Manager reflect market rates for such services in the areas in which these properties are located. During the year ended December 31, 1999, the Manager received property management fees of $320,368.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Auditors' Reports

               Balance Sheets of the Registrant as of December 31, 1999, and December 31, 1998.

               Combined Statements of Income and Comprehensive Income of the
														 Registrant for the years ended December 31, 1999,
															December 31, 1998, and December 31, 1997.

               Combined Statements of Partners' Capital of the Registrant for
														 the years ended December 31, 1999, December 31, 1998, and
															December 31, 1997.

               Combined Statements of Cash Flows of the Registrant for the
															years ended December 31, 1999, December 31, 1998, and
															December 31, 1997.

               Notes to Combined Financial Statements of the Registrant.

               2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits are filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                    3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Form S-11 Registration Statement filed August 30, 1985, with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 2-99997)).

                    4(a)	Form of Certificate of Beneficial Unit Certificate
															(incorporated herein by reference to Exhibit 4.1 to Registration
               Statement on Form S-4 (No. 333-50513) filed by the Registrant on April 17, 1998).

                    4(b)	Agreement of Limited Partnership of the Registrant
															(incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of
               1934 by America First Tax Exempt Investors, L.P. (Commission
               File No. 000-24843)).

                    4(c)	Amended Agreement of Merger, dated June 12, 1998,
               between the Registrant and America First Tax Exempt Mortgage
               Fund Limited Partnership (incorporated by reference to Exhibit
               4.3 to Amendment No. 3 to Registration Statement on Form S-4
               (No. 333-50513) filed by the Registrant on September 14, 1998).

                    24.  Power of Attorney.

                    27. Financial Data Schedule.

          (b) The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

                                                                      Financial
          Date of Report                Item Reported          Statements Filed
         ----------------       -------------------------      ----------------
         September 23, 1999     Item 5.  Other Events                  No
		       November 22, 1999      Item 5.  Other Events                  No

Independent Auditors' Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Omaha, Nebraska                               /s/ KPMG LLP
March 3, 2000

Independent Auditors' Report

To the Partners
America First Tax Exempt Mortgage Fund Limited Partnership:

We have audited the accompanying statements of income and comprehensive income, partners' capital and cash flows of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                               /s/PriceWaterhouseCoopers LLP
                                             -----------------------------
                                                Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 1999       Dec. 31, 1998
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    3,914,863      $      920,801
 Investment in tax-exempt mortgage bonds (including $5 million in a secondary
  trust (Note 2E)), at estimated at fair value (Note 5)                                         71,720,000          71,720,000
 Interest receivable                                                                               627,379             503,234
 Other assets                                                                                    1,727,483             277,890
                                                                                            --------------      --------------
                                                                                            $   77,989,725      $   73,421,925
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 6)                                                                 $      242,220     $       276,184
  Distribution payable (Note 3)                                                                       -                453,597
  Debt financing                                                                                 5,000,000               -
                                                                                            --------------      --------------
                                                                                                 5,242,220             729,781
                                                                                            --------------      --------------
 Partners' Capital
 General Partner                                                                                     5,980               5,426
  Beneficial Unit Certificate Holders
   ($7.29 per BUC in 1999 and $7.28 in 1998)                                                    72,741,525          72,686,718
                                                                                            --------------      --------------
                                                                                                72,747,505          72,692,144
                                                                                            --------------      --------------
                                                                                            $   77,989,725      $   73,421,925
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    5,813,261      $    5,813,579      $    6,169,500
 Interest income on temporary cash investments                                 117,733              48,761              53,554
 Contingent interest income (Note 5)                                            98,497             122,099             124,682
                                                                        --------------      --------------      --------------
                                                                             6,029,491           5,984,439           6,347,736
                                                                        --------------      --------------      --------------
Expenses
 Realized loss on investment in tax-exempt mortgage bonds                         -              4,000,000                -
 Interest expense                                                               87,715                -                   -
 General and administrative expenses (Note 6)                                  872,973           1,016,385             678,487
                                                                        --------------      --------------      --------------
                                                                               960,688           5,016,385             678,487
                                                                        --------------      --------------      --------------
Net income                                                                   5,068,803             968,054           5,669,249

Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains arising during the year                           -                594,000           5,100,000
   Plus: reclassification adjustment for losses included in net income            -              4,000,000                -
                                                                        --------------      --------------      --------------
                                                                                  -              4,594,000           5,100,000
                                                                        --------------      --------------      --------------
Net comprehensive income                                                $    5,068,803      $    5,562,054      $   10,769,249
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       74,327      $       78,985      $       86,616
 BUC Holders                                                                 4,994,476             889,069           5,582,633
                                                                        --------------      --------------      --------------
                                                                        $    5,068,803      $      968,054      $    5,669,249
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per BUC                                  $          .50      $          .09      $          .56
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1996 TO DECEMBER 31, 1999

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding accumulated other comprehensive income)
  Balance at December 31, 1996                                          $        8,515     $     77,898,473     $   77,906,988
  Net income                                                                    86,616           5,582,633           5,669,249
  Cash distributions paid or accrued (Note 3)                                  (84,658)         (5,388,729)         (5,473,387)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                  10,473          78,092,377          78,102,850
  Net income                                                                    78,985             889,069             968,054
  Cash distributions paid or accrued (Note 3)
    Income                                                                     (84,032)         (1,388,728)         (1,472,760)
    Return of capital                                                             -             (4,000,000)         (4,000,000)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1998                                                   5,426          73,592,718          73,598,144
                                                                        --------------     ---------------      --------------
  Net income (combined)                                                         74,327           4,994,476           5,068,803
  Cash distributions paid or accrued (Note 3) (combined)                       (73,773)         (4,939,669)         (5,013,442)
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1999                                                   5,980          73,647,525          73,653,505
                                                                        --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1996                                                    -            (10,600,000)        (10,600,000)
  Other comprehensive income                                                      -              5,100,000           5,100,000
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1997                                                    -             (5,500,000)         (5,500,000)
  Other comprehensive income                                                      -              4,594,000           4,594,000
                                                                        --------------     ---------------      --------------
  Balance at December 31, 1998 and 1999                                           -               (906,000)           (906,000)
                                                                        --------------     ---------------      --------------
Balance at December 31, 1999                                            $        5,980     $    72,741,525      $   72,747,505
                                                                        ==============     ===============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    5,068,803      $      968,054      $    5,669,249
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bonds                    -              4,000,000                -
      Decrease (increase) in interest receivable                              (124,145)             52,783              42,156
      Decrease (increase) in other assets                                     (141,597)             (2,985)              2,615
      Increase (decrease) in accounts payable                                  (33,964)            119,615             (97,300)
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                4,769,097           5,137,467           5,616,720
                                                                        --------------      --------------      --------------
Cash flows from investing activities
  Bond issuance costs paid                                                    (152,988)           (266,799)               -
  Increase in other assets                                                  (1,155,008)               -                   -
                                                                        --------------      --------------      --------------
  Net cash used in investing activities                                     (1,307,996)           (266,799)               -
                                                                        --------------      --------------      --------------
Cash flows from financing activities
  Distributions paid                                                        (5,467,039)         (5,472,760)         (5,473,387)
  Proceeds from debt financing                                               5,000,000                -                   -
                                                                        --------------      --------------      --------------
  Net cash used in financing activities                                       (467,039)         (5,472,760)         (5,473,387)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments               2,994,062            (602,092)            143,333
Cash and temporary cash investments at beginning of year                       920,801           1,522,893           1,379,560
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    3,914,863      $      920,801      $    1,522,893
                                                                        ==============      ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                $       74,224      $         -         $         -
                                                                        ==============      ==============      ==============

Supplemental disclosure of non-cash investing activity: During 1999 and 1998, two and four, respectively, of the Partnership's tax-exempt mortgage bonds secured by multifamily properties were refinanced by their respective state and local housing finance authorities. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The total amount refinanced was $11,000,000 in 1999 and $53,526,000 in 1998.

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

1. Organization

America First Tax Exempt Investors, L.P. (the New Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The New Partnership commenced operations on February 1, 1999, when it was merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). The Partnership had no operations or activities prior to its merger with the Prior Partnership and was formed, accordingly, for that sole purpose. Under the terms of the merger agreement, the New Partnership was the surviving partnership and effectively took over
the operations of the Prior Partnership as of that date.   Unit holders of the
Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The New Partnership will terminate on December 31, 2050, unless terminated earlier under the provisions of its Partnership Agreement. The general partner of both the Prior Partnership and the New Partnership is America First Capital Associates Limited Partnership Two (AFCA 2). The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger Date), through
    December 31, 1999, and the accounts of the Prior Partnership from January
    1, 1999 until the Merger Date.  The combination of the accounts of the
			 Prior Partnership and the New Partnership is reflected on an "as-if"
				pooling basis for a merger of entities under common control.  Financial
			 statements for 1998 and 1997 include the accounts of the Prior Partnership.

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

    Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects management's current estimate of the aggregate fair market value of the financed properties.  The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated fair market value.  The fair value is based on discounted estimated future cash flows.  The calculation of discounted estimated
				future cash flows includes certain variables such as the assumed inflation
			 rates for rents and expenses, capitalization rates and discount rates.
				These variables are supplied to the Partnership by an independent real
				estate appraisal firm based upon local market conditions for each
				property.  In certain cases, additional factors such as the replacement
			 value of the property or comparable sales of similar properties are also
			 taken into consideration.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999


    The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated fair value of the underlying collateral for the tax-exempt mortgage bonds.

    Mortgage bond investment income is recognized as earned.

 C)Income Taxes
    No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $4,905,987 and $5,359,584 at December 31, 1999 and 1998, respectively.

  D)Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

  E)Debt Financing
    The Partnership has securitized $5,000,000 of its tax-exempt mortgage bonds. In connection with the securitization, the Partnership has deposited $25,250,000 of its tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities. The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see Note 5 (5)).

    For financial statement purposes, the transaction is accounted for as a financing transaction and, accordingly, the $5 million of tax-exempt mortgage bonds financed is restricted to be held in trust, the net cash proceeds are classified as cash and temporary cash investments, and the subordinated interest is classified as other assets. The financing debt of $5,000,000 bears interest, plus credit enhancement servicing, trustee and related fees, at a weekly floating bond rate which averaged approximately 3.85% from August 12, 1999, the date of closing, through December 31, 1999. The stated principal maturity date is September 2025, but is subject to the call feature described above.

  F)Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all years presented.

  G)New Accounting Pronouncement
    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
    Instruments and Hedging Activities" (SFAS 133).  This statement provides
				new accounting and reporting standards for the use of derivative
				instruments.  Adoption of this statement, as amended, is required by the
				Partnership effective January 1, 2001.  Management is currently evaluating
			 the effects of adopting this statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

3.  Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the New Partnership contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC Holders. Income and expenses will be allocated to each BUC Holder on a periodic basis as determined by the General Partner based on the number of BUCs held by each BUC Holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.

Net Interest Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA
2. The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders.

Notwithstanding the foregoing, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to .9% per annum of the principal amount of the mortgage bonds on a cumulative basis will be distributed 75% to the BUC Holders and 25% to AFCA 2.

Cash distributions were made on a monthly basis through 1999.   However,
effective January 1, 2000, distributions will be made quarterly. Cash distributions may be made semiannually if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $4,839,768 at December 31, 1999. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

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

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of the bonds does not amortize over its terms.

During 1999, the tax-exempt bonds secured by Shoals Crossing and Ashley Square and in 1998 the tax-exempt mortgage bonds secured by Woodbridge Apartments of Louisville II, Ashley Pointe at Eagle Crest, Woodbridge Apartments of Bloomington III and Northwoods Lake Apartments were reissued by the respective state and local housing finance authorities. In each case, the existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. No gain or loss was recorded on the reissuances. The Partnership has coordinated the reissuance of the bonds with the local housing finance authorities in order to allow the bonds to continue to generate tax-exempt interest for the Partnership at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties. Prior to

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

reissuance, each of the bonds earned base interest at the rate of 8.5% per annum and provided for additional contingent interest, when combined with base interest, could equal up to a maximum of 16% per annum. No gain or loss was recorded by the Partnership in either 1999 or 1998 in connection with the reissuance of the tax-exempt bonds. Provided the Partnership does not sell the tax-exempt bond secured by Arama Apartments, the Partnership expects that such bond will be reissued in a similar manner and anticipates that the base and contingent interest rates on such reissued bond will also be less than the current base and contingent interest rates.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At December 31, 1999 and 1998, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively. The Partnership recorded other comprehensive income from unrealized gains on its investment in tax-exempt mortgage bonds of $4,594,000 in 1998 and $5,100,000 in 1997. No such unrealized gains were recorded in 1999.

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

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1999, are as follows:

                                                                                   Base
                                                     Number        Maturity    Interest       Income Earned
  Property Name                 Location             of Units      Date            Rate             in 1999
  ------------------------      ----------------     ---------     ---------  ---------       -------------
  Arama Apartments              Miami, FL               293        07/01/10        8.5% (1)   $   1,028,500
  Shoals Crossing               Atlanta, GA             176        12/01/25        7.5% (2),(3)     226,965
  Woodbridge Apts. of
  Bloomington III (6)           Bloomington, IN         280        12/01/27        7.5% (2)       1,025,121
  Ashley Pointe at
   Eagle Crest                  Evansville, IN          150        12/01/27        7.0% (2)         475,514
  Woodbridge Apts. of
    Louisville II (7)           Louisville, KY          190        12/01/27        7.5% (2)         705,512
  Northwoods Lake
    Apartments (5)              Duluth, GA              492        09/01/25        7.5% (2)       2,014,733
  Ashley Square                 Des Moines, IA          144        12/01/09        7.5% (3),(4)     336,916
                                                                                              -------------
                                                                                              $   5,813,261
                                                                                              =============

(1) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership received additional contingent interest from Arama Apartments of $75,795 in 1999, $122,099 in 1998 and $124,682 in 1997.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership received additional contingent interest from Ashley Pointe at Eagle Crest of $22,702 in 1999. The Partnership did not receive any additional contingent interest from these bonds in 1998 or 1997.

 (3) The tax-exempt bonds secured by these properties were reissued by their local housing finance authority on February 25, 1999, and June 16, 1999, for Shoals Crossing and Ashley Square, respectively. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

principal amounts were issued to the Partnership. The new bonds provide for the payment of base interest to the Partnership at a rate of 7.5% per annum compared to 8.5% per annum for the previous bonds.

 (4) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note of an additional 3% per
annum payable out of the net cash flow generated by the property.   Past due
unpaid contingent interest compounds at a rate of 10.5% per annum.

 (5) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 2 (E)). The Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (6) and (7) below.

 (6) Tax-exempt bonds of $12,600,000 in addition to the $5,300,000 of Primary Trust Certificates described in (5) above, have been pledged as security for a reimbursement obligation regarding a $17,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Iona Lakes Apartments (the Project) located in Ft. Myers, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be issued on
or around April 1, 2000.   Pending issuance of such bonds and certain other
events, the Partnership's obligations under the reimbursement obligation will cease and the $12,600,000 of tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

 (7) Tax-exempt bonds of $8,976,000 in addition to the $2,000,000 of Primary Trust Certificates described in (5) above, have been pledged as security for a reimbursement obligation regarding a $16,330,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Clear Lake Colony Apartments (the Project) located in West Palm Beach, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to
be issued on or around June 30, 2000.   Pending issuance of such bonds and
certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $8,976,000 of tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

                                                                                 1999                1998                1997
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      506,898     $       505,023      $      447,669
Costs capitalized by the Partnership                                           152,988             159,070                -
Other expenses                                                                 120,437              52,369              41,606
Professional fees and expenses                                                  83,025              60,390              32,009
Insurance                                                                       54,818              30,240              24,033
Investor services and custodial fees                                            53,918              57,892              62,819
Consulting and travel expenses                                                  24,375               9,250               5,246
Merger transaction costs                                                        20,819             201,651                -
Report preparation and distribution                                             20,679              17,107              27,686
Registration fees                                                               22,082              24,273              17,870
Telephone                                                                        5,124               9,071              10,297
                                                                        --------------      --------------      --------------
                                                                        $    1,065,163      $    1,126,336      $      669,235
                                                                        ==============      ==============      ==============

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure.

Under the terms of the Prior Partnership's partnership agreement, AFCA 2 was entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds, payable by the owners of such financed properties. AFCA 2 was entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership for the period in 1999 prior to the merger or for the years ended December 31, 1998 or 1997. In addition, AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the New Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the New Partnership when it is probable that these fees will be paid.

AFCA 2 received administrative fees of $286,732, $90,479 and $152,027 in 1999, 1998 and 1997, respectively, from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing (beginning in January 1998). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and amounted to $320,368 in 1999, $310,225 in 1998, and $270,616 in 1997. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1999

7.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

    Cash and temporary cash investments, interest receivable, other assets, accounts payable, distributions payable and debt financing: Due to their short-term nature, fair value approximates the carrying value of such assets and liabilities.

    Investment in tax-exempt mortgage bonds: Fair value is based on discounted estimated future cash flows including certain variables supplied by an independent real estate appraisal firm.

8.  Commitments and Contingencies

As more fully described in Note 5, the Partnership has pledged $28,876,000 of tax-exempt mortgage bonds and Primary Trust Certificates as collateral for letters of credit in the amount of $33,680,000.

9.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1999 to December 31, 1999                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,465,268      $    1,599,952      $    1,429,460      $    1,534,811
Total expenses                                            (241,335)           (217,831)           (228,663)           (272,859)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,223,933      $    1,382,121      $    1,200,797           1,261,952
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .12      $          .14      $          .12      $          .12
                                                    ==============      ==============      ==============      ==============
Market Price per BUC (1)
  High sale                                                  6-3/4               6-1/2               6-1/2              6-1/2
  Low sale                                                   6                   6                   6                  4
                                                    ==============      ==============      ==============      ==============

(1) The market price per BUC information includes that of the Partnership from February 1, 1999 (the Merger Date) through December 31, 1999 and that of the Prior Partnership for periods prior to the Merger Date.

                                                             First              Second               Third              Fourth
From January 1, 1998 to December 31, 1998                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,623,078      $    1,484,824      $    1,516,564      $    1,359,973
Total expenses                                            (176,855)           (227,327)           (200,777)         (4,411,426) (1)
                                                    --------------      --------------      --------------      --------------
Net income (loss)                                   $    1,446,223      $    1,257,497      $    1,315,787      $   (3,051,453)
                                                    ==============      ==============      ==============      ==============
Net income (loss), basic and diluted, per BUC       $        .14        $          .13      $          .13      $         (.31)
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

(1) The Partnership incurred expenses of approximately $160,000 during the quarter in connection with the Merger described in Note 1. In addition, the Partnership realized a loss of $4,000,000 on its investment in tax-exempt mortgage bonds (see Note 5).

The BUCs are quoted on the NASDAQ National Market System under the symbol ATAXZ. Prior to the Merger Date, the BUCs were quoted under the symbol AFTXZ. The high and low quarterly prices of the BUCs were compiled from on-line trading sources based on information provided by NASDAQ.

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

Date:  March 28, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2000         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 28, 2000         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  March 28, 2000         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 28, 2000         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 28, 2000         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 28, 2000         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  March 28, 2000         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

Date:  March 28, 2000         By /s/ Lisa Yanney Roskens*
                                 Lisa Yanney Roskens
                                 Manager


*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY











































                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
	        America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
				     America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter

 																														POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                              /s/ Lisa Yanney Roskens
                                  Lisa Yanney Roskens